Form 10-Q
period 2020-03-31
FAUQUIER BANKSHARES, INC.
filed 2020-05-08
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File Number: 000-25805

Fauquier Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1288193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Courthouse Square, Warrenton, Virginia	20186
(Address of principal executive offices)	(Zip Code)

(540) 347-2700

(Registrant’s telephone number, including area code)

(Not applicable)

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

The registrant had 3,794,725 shares of common stock outstanding as of May 8, 2020.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$9,834	$9,124
Interest-bearing deposits in other banks	22,919	37,203
Federal funds sold	14	14
Securities available for sale, at fair value	81,652	79,783
Restricted investments	1,838	2,016
Mortgage loans held for sale	936	247
Loans	567,693	550,226
Allowance for loan losses	(5,594)	(5,227)
Loans, net	562,099	544,999
Premises and equipment, net	17,197	17,492
Accrued interest receivable	1,926	1,984
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	14,051	13,961
Other assets	13,672	13,992
Total assets	$727,494	$722,171
Liabilities
Deposits:
Noninterest-bearing checking	$124,711	$123,492
Interest-bearing:
Checking	253,887	242,531
Savings and money market accounts	179,917	182,007
Time deposits	71,045	74,125
Total interest-bearing	504,849	498,663
Total deposits	629,560	622,155
Federal Home Loan Bank advances	12,673	16,695
Junior subordinated debt	4,124	4,124
Other liabilities	11,900	12,075
Total liabilities	658,257	655,049
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,794,725 and 3,783,724 shares including 19,843 and 20,352 unvested restricted shares, respectively	16,083	15,964
Retained earnings	50,709	49,787
Accumulated other comprehensive income, net	2,445	1,371
Total shareholders’ equity	69,237	67,122
Total liabilities and shareholders’ equity	$727,494	$722,171

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Interest Income
Interest and fees on loans	$6,467	$6,571
Interest and dividends on securities:
Taxable interest income	379	369
Tax-exempt interest	99	89
Dividends	28	38
Interest on deposits in other banks	84	112
Total interest income	7,057	7,179
Interest Expense
Interest on deposits	747	839
Interest on federal funds purchased	-	14
Interest on Federal Home Loan Bank advances	71	144
Interest on Junior subordinated debt	50	49
Total interest expense	868	1,046
Net interest income	6,189	6,133
Provision for loan losses	350	50
Net interest income after provision for loan losses	5,839	6,083
Noninterest Income
Trust and estate fees	461	416
Brokerage fees	146	90
Service charges on deposit accounts	352	383
Interchange fee income, net	270	271
Bank-owned life insurance	90	93
Other income	11	148
Gain on sale of securities available for sale	-	79
Gain on sale of mortgage loans held for sale, net	12	-
Total noninterest income	1,342	1,480
Noninterest Expenses
Salaries and benefits	2,952	3,012
Occupancy	664	615
Furniture and equipment	191	283
Marketing and business development	109	186
Legal, audit and consulting	270	249
Data processing	375	354
Federal Deposit Insurance Corporation assessment	84	94
Other operating expenses	960	925
Total noninterest expenses	5,605	5,718
Income before income taxes	1,576	1,845
Income tax expense	180	213
Net Income	$1,396	$1,632
Earnings per share, basic	$0.37	$0.43
Earnings per share, diluted	$0.37	$0.43
Dividends per share	$0.125	$0.12

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$1,396	$1,632
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of tax, $(392) and $(262), respectively	1,473	984
Reclassification adjustment for gains on securities available for sale, net of tax, $0 and $17, respectively	-	(62)
Change in fair value of interest rate swap, net of tax, $105 and $24, respectively	(399)	(92)
Total other comprehensive income, net of tax, $(287) and $(221), respectively	1,074	830
Total comprehensive income	$2,470	$2,462

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	1,632	-	1,632
Other comprehensive income, net of tax effect, $(221)	-	-	830	830
Cash dividends ($0.12 per share)	-	(455)	-	(455)
Amortization of unearned compensation, restricted stock awards	34	-	-	34
Issuance of common stock - unvested shares (6,404 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (440 shares)	(10)	-	-	(10)
Balance, March 31, 2019	$15,861	$45,980	$292	$62,133

Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122
Net income	-	1,396	-	1,396
Other comprehensive income, net of tax, $(287)	-	-	1,074	1,074
Cash dividends ($0.125 per share)	-	(474)	-	(474)
Amortization of unearned compensation, restricted stock awards	35	-	-	35
Issuance of common stock - unvested shares (7,889 shares)	-	-	-	-
Issuance of common stock - vested shares (4,293 shares)	90	-	-	90
Issuance of common stock - performance-based restricted stock units (826 shares)	18	-	-	18
Repurchase of common stock (2,007 shares)	(24)	-	-	(24)
Balance, March 31, 2020	$16,083	$50,709	$2,445	$69,237

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$1,396	$1,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	324
Provision for loan losses	350	50
Loss on interest rate swaps	9	-
Gain on sales of securities available for sale	-	(79)
Amortization of security premiums, net	126	88
Amortization of unearned compensation, net of forfeiture	(77)	59
Issuance of vested restricted stock	108	95
Bank-owned life insurance income	(90)	(93)
Originations of mortgage loans held for sale	(1,836)	(260)
Proceeds from mortgage loans held for sale	1,159	-
Gain on mortgage loans held for sale	(12)	-
Changes in assets and liabilities:
(Increase) decrease in other assets	91	(5,346)
Increase (decrease) in other liabilities	(722)	4,839
Net cash provided by operating activities	768	1,309
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	2,141	16,344
Purchase of securities available for sale	(2,270)	(13,075)
(Purchase) disposal of premises and equipment	29	(102)
(Purchase) redemption of restricted investments, net	178	(331)
Loan originations, net	(17,305)	4,519
Net cash provided by (used in) investing activities	(17,227)	7,355
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	10,485	(48,046)
Increase (decrease) in time deposits	(3,080)	4,766
Increase (decrease) in Federal Home Loan Bank advances	(4,022)	5,979
Cash dividends paid on common stock	(474)	(455)
Repurchase of common stock	(24)	(10)
Net cash provided by (used in) financing activities	2,885	(37,766)
Decrease in cash and cash equivalents	(13,574)	(29,102)
Cash and Cash Equivalents
Beginning	46,341	67,110
Ending	$32,767	$38,008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$916	$947
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax	$1,473	$922
Unrealized loss on interest rate swap, net of tax	$(399)	$(92)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. No reclassifications were significant and there was no effect on net income.

Significant Events

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets globally, nationally and locally. Due to COVID-19, market interest rates have declined significantly, with the 10-year U.S. Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its clients, and their respective suppliers, vendors and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% - 1.25%. This range was further reduced to 0.00% - 0.25% on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19. The reductions in interest rates and other effects of COVID-19 may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with COVID-19 will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including that credit quality on our loan portfolio may decline and loan defaults could increase.

Recent Accounting Pronouncements and Other Regulatory Statements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Changes under ASU 2016-13 and subsequent updates represent a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a working group to evaluate the impact these changes will have on the Company’s financial statements and related disclosures. The Company has also contracted with a third-party for credit modeling in accordance with ASU 2016-13.  The Company has focused on model validations, the development of processes and related controls, and the evaluation of parallel runs. The Company has not yet determined an estimate of the effect of these changes.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.”  The SAB covers topics including (i) measuring current expected credit losses; (ii) development, governance, and documentation of a systematic methodology; (iii) documenting the results of a systematic methodology; and (iv) validating a systematic methodology.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): “Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce the cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.

On June 28, 2018, the SEC adopted amendments to the definition of “smaller reporting company” that were effective on September 10, 2018.  Under the new definition, generally, a company qualifies as a “smaller reporting company” if (i) it has public float of less than $250 million or (ii) it has less than $100 million in annual revenues and (a) no public float or (b) public float of less than $700 million.  Because of the Company’s public float being less than $250 million as of the measurement date in 2019, the Company is considered a smaller reporting company with respect to its SEC filings. On March 12, 2020, the SEC finalized amendments to its definitions of “accelerated filer” and “large accelerated filer.”  The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  For the Company, this will be its annual report on Form 10-K with respect to the year ending December 31, 2020.  Pursuant to Section 404(b) of the Sarbanes-Oxley Act, the classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an external auditor attestation concerning the effectiveness of a company’s internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K. The Company has complied with such requirements during the years it was considered an accelerated filer.  The SEC’s 2020 definition amendments exclude from the accelerated filer and large accelerated filer definitions an issuer that (i) is eligible to be a smaller reporting company and (ii) had annual revenues of less than $100 million in the most recent fiscal year.  Such entity can now be  considered a “non-accelerated filer.”  With respect to the 2020 fiscal year, the Company expects to continue to be a smaller reporting company and no longer be considered an accelerated filer. This would mean the Company would not be required to obtain the external auditor attestation of its ICFR.  If the Company’s annual revenues exceed $100 million, its category may change back to that of an accelerated filer.  Non-accelerated filers have additional time to file quarterly and annual financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of March 31, 2020.  The Company has not yet determined an estimate of the impact this interagency guidance will have on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,144	$2,583	$(10)	$65,717
Obligations of states and political subdivisions	15,005	931	(1)	15,935
	$78,149	$3,514	$(11)	$81,652

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,090	$937	$(86)	$63,941
Obligations of states and political subdivisions	15,054	802	(14)	15,842
	$78,144	$1,739	$(100)	$79,783

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,003	$1,004
Due after one year through five years	17,339	18,117
Due after five years through ten years	9,793	10,117
Due after ten years	50,014	52,414
	$78,149	$81,652

During the three months ended March 31, 2020, there were no securities sold.  Proceeds from principal repayments were $2.1 million and securities purchased were $2.3 million. During the three months ended March 31, 2019,  $13.9 million of securities were sold.  Proceeds from principal repayments were $2.4 million and securities purchased were $13.1 million.  There were no impairment losses on securities during the three months ended March 31, 2020 and 2019.

The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$2,743	$(10)	$-	$-	$2,743	$(10)
Obligations of states and political subdivisions	310	(1)	-	-	310	(1)
Total temporary impaired securities	$3,053	$(11)	$-	$-	$3,053	$(11)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$11,460	$(42)	$5,651	$(44)	$17,111	$(86)
Obligations of states and political subdivisions	2,049	(14)	-	-	2,049	(14)
Total temporary impaired securities	$13,509	$(56)	$5,651	$(44)	$19,160	$(100)

At March 31, 2020, there were 3 securities that were in a loss position due to market conditions, primarily interest rates, and not due to credit concerns.  Because the Company intends to hold these investments to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020 and no other-than-temporary impairment has been recognized.

The carrying value of securities pledged to secure deposits and for other purposes was $16.7 million and $16.6 million at March 31, 2020 and December 31, 2019, respectively.

Note 3.  Loans and Allowance for Loan Losses

The Company’s allowance for loan losses has three basic components: the specific allowance, the general allowance, and the unallocated component. The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general allowance is used for estimating the loss on pools of smaller balance, homogeneous loans, including 1-4 family mortgage loans and other consumer loans. Also, the general allowance is used for the remaining pool of larger balance, non-homogeneous loans which, were not identified as impaired. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Charge-offs	-	-	-	(1)	(2)	-	-	-	(3)
Recoveries	7	2	-	11	-	-	-	-	20
Provision	118	103	78	7	18	18	8	-	350
Ending balance, March 31, 2020	$421	$1,893	$730	$171	$81	$1,614	$334	$350	$5,594
Ending balances individually evaluated for impairment	$20	$222	$-	$-	$-	$-	$-	$-	$242
Ending balances collectively evaluated for impairment	$401	$1,671	$730	$171	$81	$1,614	$334	$350	$5,352
Loans
Individually evaluated for impairment	$204	$2,824	$214	$-	$-	$377	$-		$3,619
Collectively evaluated for impairment	35,911	181,954	71,542	6,727	7,976	224,984	34,980		564,074
Ending balance, March 31, 2020	$36,115	$184,778	$71,756	$6,727	$7,976	$225,361	$34,980		$567,693

	March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	-	-	-	(17)	(3)	-	-	-	(20)
Recoveries	-	75	-	-	-	-	-	-	75
Provision (recovery)	38	(106)	87	28	-	22	(19)	-	50
Ending balance, March 31, 2019	$521	$1,707	$722	$156	$65	$1,333	$427	$350	$5,281

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(328)	-	-	(50)	(13)	-	-	-	(391)
Recoveries	2	80	-	14	-	-	-	-	96
Provision (recovery)	139	(30)	17	45	10	285	(120)	-	346
Ending balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Ending balances individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$-	$229
Ending balances collectively evaluated for impairment	$296	$1,559	$652	$154	$65	$1,596	$326	$350	$4,998
Loans
Individually evaluated for impairment	$187	$2,847	$233	$-	$-	$379	$-		$3,646
Collectively evaluated for impairment	27,217	179,051	64,998	5,958	8,151	224,937	36,268		546,580
Ending balance, December 31, 2019	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268		$550,226

Loans by credit quality indicators were as follows at the dates presented:

	March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$35,049	$178,019	$68,783	$6,724	$7,976	$218,482	$32,930	$547,963
Special mention	650	3,460	2,590	3	-	332	127	7,162
Substandard	416	3,299	383	-	-	6,547	1,923	12,568
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$36,115	$184,778	$71,756	$6,727	$7,976	$225,361	$34,980	$567,693

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,555	$175,063	$62,231	$5,955	$8,151	$218,686	$34,218	$530,859
Special mention	422	3,487	2,594	3	-	336	127	6,969
Substandard	427	3,348	406	-	-	6,294	1,923	12,398
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268	$550,226

The past due status of loans at the dates presented were:

	March 31, 2020
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$130	$753	$20	$903	$35,212	$36,115	$-	$20
Commercial real estate	-	-	989	989	183,789	184,778	-	989
Construction and land	97	73	-	170	71,586	71,756	-	-
Consumer	25	1	-	26	6,701	6,727	-	-
Student	218	260	1,153	1,631	6,345	7,976	1,153	-
Residential real estate	395	-	-	395	224,966	225,361	-	-
Home equity lines of credit	74	-	-	74	34,906	34,980	-	1
Total	$939	$1,087	$2,162	$4,188	$563,505	$567,693	$1,153	$1,010

	December 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$330	$-	$34	$364	$27,040	$27,404	$34	$-
Commercial real estate	-	-	989	989	180,909	181,898	-	989
Construction and land	5,472	-	-	5,472	59,759	65,231	-	-
Consumer	11	1	-	12	5,946	5,958	-	-
Student	345	220	1,204	1,769	6,382	8,151	1,205	-
Residential real estate	739	109	397	1,245	224,071	225,316	397	-
Home equity lines of credit	389	-	-	389	35,879	36,268	-	-
Total	$7,286	$330	$2,624	$10,240	$539,986	$550,226	$1,636	$989

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	March 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$184	$184	$-	$186	$1
Commercial real estate	1,032	1,032	-	1,040	14
Construction and land	214	214	-	223	3
Residential real estate	377	377	-	378	4
With an allowance recorded:
Commercial and industrial	$20	$20	$20	$20	$-
Commercial real estate	1,792	1,792	222	1,796	9
Total:
Commercial and industrial	$204	$204	$20	$206	$1
Commercial real estate	2,824	2,824	222	2,836	23
Construction and land	214	214	-	223	3
Residential real estate	377	377	-	378	4
Total	$3,619	$3,619	$242	$3,643	$31

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	1,048	1,048	-	1,213	61
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
With an allowance recorded:
Commercial real estate	1,799	1,813	229	1,806	38
Total:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	2,847	2,861	229	3,019	99
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
Total	$3,646	$3,660	$229	$4,184	$153

TDRs are those loans for which a concession has been granted to a borrower experiencing financial difficulties. TDRs are identified at the point when the borrower enters into a modification program. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (i) related to COVID-19; (ii) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (iii) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the COVID-19 national emergency period or (b) December 31, 2020. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  At March 31, 2020, the Company had not modified any loans under this guidance.

There were no loans modified as TDRs for the three months ended March 31, 2020 and 2019. At March 31, 2020, there were five loans in the portfolio, totaling $2.4 million, that have been identified as TDRs, which were current and performing in accordance with the modified terms.  These TDRs existed prior to COVID-19.  At December 31, 2019, there were five loans in the portfolio, totaling $2.5 million, that were identified as TDRs, which were current and performing in accordance with the modified terms.  There were no defaults on TDRs occurring within 12 months of modification during the three months ended March 31, 2020 and 2019.

At March 31, 2020 and 2019, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

Note 4.  Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at March 31, 2020 and December 31, 2019 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time.  The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to the three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 3.21%. Interest expense on the interest rate swap was $13,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three months ended March 31, 2020 and 2019, and there will be no exchange of payments until 2020. Both of these swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans on February 11, 2015 and April 7, 2015. The agreements allow the Company to convert fixed rate assets to floating rate assets through

2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest expense on these swaps was $2,000 for the three months ended March 31, 2020 and interest income was $9,000 for the three months ended March 31, 2019.  These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Cash collateral held at other banks for these swaps was $1.1 million and $730,000 at March 31, 2020 and December 31, 2019, respectively.  Collateral is dependent on the market valuation of the underlying hedges.

The effects of derivative instruments on the consolidated financial statements as of March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	March 31, 2020
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(48)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(556)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,213	(80)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,283	(115)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(41)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(59)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,167	(17)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,230	(23)	Other Liabilities	2/12/2022

Note 6.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	Three Months Ended March 31,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,788,626	$0.37	3,778,895	$0.43
Effect of dilutive stock awards	6,238		10,015
Diluted earnings per share	3,794,864	$0.37	3,788,910	$0.43

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance-based restricted stock units that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

Note 7.  Share-based Compensation

Stock Incentive Plan

On May 21, 2019, the shareholders of the Company approved the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (the “Plan”).  The Plan superceded the Company’s stock incentive plan that was approved by shareholders in 2009.  Under the Plan, awards of options, restricted stock, and other stock-based awards may be granted to employees, directors or consultants of the Company or any affiliate.  The effective date of the Plan is May 21, 2019 with a termination date of May 21, 2029. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. The restricted shares issued to certain executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares was $125,000 and $129,000, net of forfeitures, for the three months ended March 31, 2020 and 2019, respectively.  The total unrecognized compensation expense related to restricted shares was $273,000 and $284,000 for the three months ended March 31, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	March 31, 2020		March 31, 2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	20,352	$20.20	22,569	$17.98
Granted	12,182	20.95	12,058	21.69
Vested	(10,684)	19.14	(10,553)	17.84
Forfeited or surrendered	(2,007)	19.21	(440)	14.98
Unvested shares, ending	19,843	$21.33	23,634	$20.10

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes.  Performance-based restricted stock units vest according to a three-year cliff, becoming fully vested after three full years of continued employment.  Performance-based restricted stock unit awards are earned at the end of a three-year performance period based on predetermined performance goals as compared with a predetermined peer group of banks.  Until vesting, the shares underlying the units are not issued and are not included in shares outstanding.  Compensation expense for performance-based restricted stock units was $(112,000) and $25,000, net of forfeitures, for the three months ended March 31, 2020 and 2019.  The total unrecognized compensation expense related to performance-based restricted stock units was $106,000 and $200,000 for the three months ended March 31, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	March 31, 2020		March 31, 2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	30,012	$18.90	22,103	$17.90
Granted	7,889	20.95	7,909	21.69
Vested	(826)	19.74	-	-
Forfeited	(11,701)	16.92	-	-
Unvested shares, ending	25,374	$20.43	30,012	$18.98

Note 8.  Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.9 million at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, SERP expenses were $71,000 and $73,000, respectively.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses were $236,000  and $231,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three months ended March 31, 2020 and 2019.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is funded solely by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets.  Deferred compensation expense for the three months ended March 31, 2020 and 2019 was $8,000 and $16,000, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies was $7,100 for each of the three months ended March 31, 2020 and 2019.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at March 31, 2020 and December 31, 2019 and accrued liabilities of $154,000 and $153,000 at March 31, 2020 and December 31, 2019, respectively.

Note 9.  Fair Value Measurement

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

Securities available for sale:  Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3). The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with an independent pricing service that uses Intercontinental Exchange (“ICE”) as the primary source for valuation.  ICE utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Interest rate swaps:  The Company recognizes interest rate swaps at fair value and classifies as Level 2.  The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at March 31, 2020:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$65,717	$-	$65,717	$-
Obligations of states and political subdivisions	15,935	-	15,935	-
Total available for sale securities	81,652	-	81,652	-
Mutual funds	412	412	-	-
Total assets at fair value	$82,064	$412	$81,652	$-
Liabilities at March 31, 2020:
Interest rate swaps	$799	$-	$799	$-
Total liabilities at fair value	$799	$-	$799	$-
Assets at December 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,941	$-	$63,941	$-
Obligations of states and political subdivisions	15,842	-	15,842	-
Total available for sale securities	79,783	-	79,783	-
Mutual funds	403	403	-	-
Total assets at fair value	$80,186	$403	$79,783	$-
Liabilities at December 31, 2019:
Interest rate swaps	140	$-	$140	$-
Total liabilities at fair value	$140	$-	$140	$-

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three months ended March 31, 2020 and 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

	March 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$936	$-	$936	$-
Impaired loans, net	1,570	-	839	731
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$247	$-	$247	$-
Impaired loans, net	1,570	-	-	1,570
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at March 31, 2020 and December 31, 2019.

	March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$731	Appraised values	Age of appraisal, current market conditions, experience within local market	13%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,087

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,570	Appraised values	Age of appraisal, current market conditions, experience within local market	13%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,926

ASC 825, “Financial Instruments”, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2020
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$32,767	$32,767	$-	$-	$32,767
Securities available for sale	81,652	-	81,652	-	81,652
Restricted investments	1,838	-	1,838	-	1,838
Mortgage loans held for sale	936	-	936	-	936
Loans, net	562,099	-	-	558,626	558,626
Accrued interest receivable	1,926	-	1,926	-	1,926
Mutual funds	412	412	-	-	412
Bank-owned life insurance	14,051	-	14,051	-	14,051
Total financial assets	$695,681	$33,179	$100,403	$558,626	$692,208
Liabilities
Deposits	$629,560	$-	$630,149	$-	$630,149
FHLB advances	12,673	-	13,137	-	13,137
Junior subordinated debt	4,124	-	4,322	-	4,322
Accrued interest payable	169	-	169	-	169
Interest rate swaps	799	-	799	-	799
Total financial liabilities	$647,325	$-	$648,576	$-	$648,576

	December 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$46,341	$46,341	$-	$-	$46,341
Securities available for sale	79,783	-	79,783	-	79,783
Restricted investments	2,016	-	2,016	-	2,016
Mortgage loans held for sale	247		247	-	247
Loans, net	544,999	-	-	541,367	541,367
Accrued interest receivable	1,984	-	1,984	-	1,984
Mutual funds	403	403	-	-	403
Bank-owned life insurance	13,961	-	13,961	-	13,961
Total financial assets	$689,734	$46,744	$97,991	$541,367	$686,102
Liabilities
Deposits	$622,155	$-	$622,295	$-	$622,295
FHLB advances	16,695	-	16,724	-	16,724
Junior subordinated debt	4,124	-	4,446	-	4,446
Accrued interest payable	217	-	217	-	217
Interest rate swaps	140	-	140	-	140
Total financial liabilities	$643,331	$-	$643,822	$-	$643,822

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

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(92)	922	-	830
Balance, March 31, 2019	$80	$72	$140	$292

Balance, December 31, 2019	$(78)	$1,292	$157	$1,371
Other comprehensive income (loss) before reclassifications	(399)	1,473	-	1,074
Balance, March 31, 2020	$(477)	$2,765	$157	$2,445

Note 11.  Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.   The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.1 million and $4.2 million in other assets at March 31, 2020 and December 31, 2019, respectively, and $717,000 and $749,000 million in other liabilities related to unfunded capital calls through 2023 at March 31, 2020 and December 31, 2019, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the three months ended March 31, 2020 and 2019 were $117,000 and $140,000, respectively.  There were $105,000 and $83,000 in flow-through losses recorded in noninterest income during the three months ended March 31, 2020 and 2019.

Note 12.Leases

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	March 31, 2020
Lease liability	$4,947
Right-of-use asset	$4,909
Weighted average remaining lease term	8.49 years
Weighted average discount rate	3.55%

	Three Months Ended March 31,
(In thousands)	2020	2019
Lease Expense
Operating lease expense	$211	$211
Short-term lease expense	5	4
Total lease expense	$216	$215

Cash paid for amounts included in lease liabilities	$166	$207

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability at March 31, 2020:

(In thousands)
Undiscounted Cash Flow	March 31, 2020
Nine months ending December 31, 2020	$448
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,604
Total undiscounted cash flows	$5,781
Less: Discount	(834)
Lease liability	$4,947

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the following management’s discussion and analysis, the terms “Company,” “we,” “us” or “our” refer to Fauquier Bankshares, Inc. and our consolidated subsidiaries unless the context indicates that the reference is to our subsidiary bank, The Fauquier Bank, for which we also use the term “Bank.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to: the effects of the novel coronavirus (“COVID-19”) pandemic, including its potential effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws; regulations or orders in connection with the pandemic; changes in interest rates; the impact of adverse economic conditions; the legislative/regulatory climate; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); acts of war or terrorism; widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; the quality or composition of the loan or investment portfolios; the value of the collateral securing loans in the portfolio; demand for loan products; deposit flows; the level of net charge-offs on loans and the adequacy of the allowance for loan losses; competition; effectiveness of the Company’s credit processes and management of the Company’s credit risk; demand for financial services in the Company’s market area; the Company’s plans to increase market share; mergers, acquisitions and dispositions; cybersecurity threats or attacks; and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

GENERAL

The Company was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the shares of The Fauquier Bank (the “Bank”).  The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank.  The Bank has 11 full-service branch offices located in the Virginia communities of Old Town-Warrenton, Warrenton, Catlett, The Plains, Sudley Road-Manassas, New Baltimore, Bealeton, Bristow, Haymarket, Gainesville, and Centreville Road-Manassas. The executive offices of the Company and the main office of the Bank are located at 10 Courthouse Square, Warrenton, Virginia 20186.

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

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the Company’s statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors, including judgements made related to the effect of the COVID-19 pandemic, could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses in its estimates. In addition, GAAP itself may change from one previously acceptable accounting method to another method. Although the economics of the Company’s transactions would be the same, the timing of the recognition of the Company’s transactions could change.

ALLOWANCE FOR LOAN LOSSES. The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2019, provides additional information related to the allowance for loan losses.

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

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

The outbreak of the global pandemic of COVID-19 and its economic impacts across the United States and worldwide during the three months ended March 31, 2020 have resulted in, and are expected to have, significant and numerous changes in the banking industry and the Company, all of which have been and will be subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Fauquier and Prince William Counties in Virginia and their neighboring communities, where individual and governmental responses to COVID-19 have led to a broad curtailment of economic activity beginning in March 2020.

In March 2020, the strength of the U.S. economy deteriorated as a result of COVID-19. The national unemployment rate increased from 3.50% as of December 31, 2019 to 4.40% as of March 31, 2020.  It is expected that this rate will continue to increase as a result of COVID-19.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to COVID-19, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.00% on March 16, 2020, reaching a current range of 0.00% - 0.25%.
•

On March 18, 2020, the Families First Coronavirus Response Act (the “FFCRA”) was signed into law.  The FFCRA creates two new emergency paid leave requirements in response to COVID-19.  Division E of the FFCRA, The Emergency Paid Sick Leave Act, entitles certain employees to take up to two weeks of paid sick leave.  Division C of the FFCRA, The Emergency Family and Medical Leave Expansion Act, amends Title I of the Family and Medical Leave Act and permits certain employees to take up to twelve weeks of expanded family and medical leave, ten of which are paid, for specified reasons related to COVID-19.  In general, the FFCRA requires covered employers to provide eligible employees up to two weeks of paid sick leave at full pay, up to a specified cap, when the employee is unable to work because of specific reasons due to COVID-19.  Employees who cannot work because of a need to care for the employee’s children whose school or place of care is closed are entitled to two-thirds of their rate of pay, up to a specified cap.

•

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the paycheck protection program (“the PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals have applied for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  These loans are 100% guaranteed by the SBA.  In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to trouble debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of March 31, 2020.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19 related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of March 31, 2020.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Main Street Business Lending Program, which established the Main Street New Loan Facility and the Main Street Expanded Loan Facility is

intended to facilitate lending to small and mid-sized businesses. The combined size of the program will be up to $600 billion. The program is designed for businesses with either 15,000 or fewer employees or $5 billion or less in 2019 revenues. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Municipal Liquidity Facility was created to support state and local governments with up to $500 billion in lending, with the U.S. Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers, allowing companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the AAA-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

•	On April 24, 2020, the second round of PPP funding was signed into law and provides more than $320 billion in new funding for the PPP.

Effects on Our Business. The Company currently expects that COVID-19 and the specific developments referred to above could have a significant impact on its business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the hospitality, religious, childcare and restaurant industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.

Our Response and Expectations.  While the effects of COVID-19 are likely to have a far-reaching, long-lasting effect on the global, national, and local economies, we believe we have sufficient capital and financial strength, as well as liquidity resources, to mitigate the effects of the COVID-19 pandemic on our operations and financial condition, while continuing to serve our communities and protect shareholder value.

•

Loans.  The Bank is a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our clients and communities, which we are carrying out in a prudent and responsible manner.  The Bank began accepting applications from qualified clients on April 3, 2020. As of April 30, 2020, we have processed $51.6 million in loan principal balances to 496 borrowers under this program.  In addition, under the CARES Act, qualified loan modifications are exempt from classification as a TDR pursuant to GAAP.  This includes permitting clients who qualify under the CARES Act to make an election to defer scheduled interest and escrow payments, if applicable, for a 90-day period beginning in April 2020. Through April 30, 2020, the Bank had modified 188 loans related to COVID-19 totaling $84.0 million.

•

Interest income.  We are actively working with our borrowers to evaluate prudent loan modification terms including the forbearance in terms of waivers of interest, fees and minimum payments.  These factors are expected to result in a reduction in the growth of interest income in 2020. The extent of the impacts from these conditions is currently uncertain and dependent on various factors, including the nature of and duration for which the preventative measures remain in place and the type of stimulus measures and other policy responses that the U.S. government may adopt.  Management also expects volatility in interest income due to PPP loans and the collection of loan fees in lieu of interest for these loans.

•

Retail branches.  On March 19, 2020, the Company temporarily closed nine of its eleven branch lobbies.  On March 31, 2020, Virginia’s Governor Ralph Northam, issued Executive Order 55 Stay at Home Order, which will remain in effect until June 10, 2020, unless amended or rescinded by further executive order.  At that time, the Company closed all eleven branch lobbies.  While the lobbies of our branch locations are closed, we continue to service our clients via the drive-through facilities and promote digital banking options, such as online and mobile banking.  The Bank has remained open during these times because banks have been identified as essential services by definition of the order and expects to follow further regulatory guidance when issued.

•

Employees.  We have continued, and expect to continue, to pay all employees according to their normal work schedule, even if their work has been reduced. We have not furloughed nor do we expect to furlough our employees. Employees whose job responsibilities can be effectively carried out remotely are working from home and employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols, which we expect to continue until further regulatory guidance is issued.  We have also provided additional paid time off under the FFCRA and provided assistance for child care on a case-by-case basis.

•

Wealth management services. On March 19, 2020, the Company temporarily closed the WMS Building.  While our physical location is closed, we continue to serve our clients. WMS has followed and expects to follow the same protocol as described under “Retail branches” above.

•

Enterprise risk management.  The Company has an established Enterprise Risk Management (“ERM”) framework that is governed by the Company’s Board of Directors.  This framework includes the Company’s Business Continuity Plan (“BCP”) which is reviewed and updated on an annual basis and is tested in various phases throughout the year.  The Company’s BCP incorporates internal and external testing procedures to ensure response mechanisms are in place during a disaster in order to continue business operations and to serve our clients banking needs.  The Company’s BCP committee met on March 18, 2020, and subsequently, initiated efforts as per the Bank’s Incident Response Plan.  The Company’s executive officers and the Board of Directors’ ERM committee began telephonic bi-weekly meetings on April 2, 2020 in order to stay abreast of the Company’s current operational and financial status as it relates to COVID-19.

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

The Company strives to be a top performing community bank by providing financial services in its market with consistent quality customer service, premier technological support, value-added products, and a strong commitment to the community.

At March 31, 2020, the Company continued to be in a strong financial and operational condition as noted by the following:

•	Capital ratios were: leverage ratio of 9.81%, common equity tier 1 capital ratio of 12.41%, tier 1 capital ratio of 12.41% and total capital ratio of 13.41%
•	Total assets were $727.5 million, of which, net loans were $562.1 million
•	Nonperforming assets were $5.9 million or 0.82% of total assets
•	Total deposits were $629.6 million, of which $378.6 million were demand and interest-bearing checking accounts
•	Assets under WMS management were $404.0 million in market value

Net income was $1.4 million, or $0.37 per diluted share, for the quarter ended March 31, 2020 compared to $1.6 million, or $0.43 per diluted share, for the quarter ended March 31, 2019.  For the quarter ended March 31, 2020, return on average equity (“ROE”) and return on average assets (“ROA”) were 8.20% and 0.78%, respectively. For the quarter ended March 31, 2019, ROE and ROA were 10.83% and 0.96%, respectively.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

NET INTEREST INCOME AND EXPENSE

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

The Federal Reserve decreased the targeted federal funds rate by a total of 75 basis points in the second half of 2019. In addition, in response to COVID-19, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income between 2019 and 2020.

Net interest income increased $56,000 or 0.91% to $6.2 million for the first quarter of 2020 from $6.1 million for the first quarter of 2019.  The Company’s net interest margin decreased to 3.76% in the first quarter of 2020 from 3.89% in the first quarter of 2019.  As a result of the reductions in the targeted federal funds interest rate, as well as the impact of COVID-19, we expect that our net interest income and net interest margin could decrease in future periods.

Interest income decreased $122,000 or 1.70% to $7.1 million for the first quarter of 2020 from $7.2 million for the first quarter of 2019.  The decrease in interest income was due to the 27 basis point decrease in the average yield on earning assets, from 4.55% during the first quarter of 2019 to 4.28% during the first quarter of 2020.  We anticipate that our interest income will be adversely affected in future periods as a result of the effects of COVID-19, including the possibility of decreases in the size of our loan portfolio and the effects of lower interest rates.

•

Average balances for loans increased from $545.4 million for the first quarter of 2019 to $554.5 million for the first quarter of 2020.  The tax equivalent yield decreased 20 basis points to 4.69% for the first quarter of 2020, compared with 4.89% for the first quarter of 2019.

•

Average balances for securities increased from $71.7 million for the first quarter of 2019 to $82.3 million for the first quarter of 2020.  The tax equivalent yield decreased 30 basis points to 2.61% for the first quarter of 2020 compared with 2.91% for the first quarter of 2019.

•	Average balances for deposits in other banks increased to $27.8 million for the first quarter of 2020 from $24.3 million for the first quarter of 2019.

Interest expense decreased $178,000 or 17.02% from $1.0 million for the first quarter of 2019 to $868,000 million for the first quarter of 2020.  These changes were primarily due to the decline in average rates paid for interest-bearing deposit accounts and rates paid for FHLB advances.  The average rate on total interest-bearing liabilities decreased to 0.68% for the first quarter of 2020 from 0.84% for the first quarter of 2019.

•

Average balances for interest-bearing deposits increased from $476.8 million for the first quarter of 2019 to $494.4 million for the first quarter of 2020.  Interest paid on deposits decreased from $839,000 for the first quarter of 2019 to $747,000 for the first quarter of 2020.  The effects of COVID-19 could result in lower levels of deposits in future periods, which could decrease our average interest-bearing liabilities for the remainder of 2020.

•

Average balances on borrowings decreased from $27.4 million for the first quarter of 2019 to $17.5 million for the first quarter of 2020.  Interest expense on borrowings was $121,000 for the first quarter of 2020 compared with $207,000 for the first quarter of 2019.  The impact of COVID-19 and possible decreases in interest-bearing deposits could result in an increase in borrowed funds in 2020, which we generally expect to be at lower interest rates in comparison to 2019.

The following table sets forth information, for the periods indicated, relating to the Company’s average balance sheet which reflects the average yield on assets, average cost of liabilities and average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$553,522	$6,467	4.70%	$543,410	$6,571	4.90%
Nonaccrual (1)	997	-	-	1,983	-	-
Total loans	554,519	6,467	4.69%	545,393	6,571	4.89%
Securities
Taxable	66,264	407	2.48%	58,178	407	2.80%
Tax-exempt (2)	16,054	126	3.13%	13,545	113	3.34%
Total securities	82,318	533	2.61%	71,723	520	2.91%
Deposits in other banks	27,835	84	1.21%	24,320	112	1.87%
Federal funds sold	14	-	0.98%	14	-	3.25%
Total earning assets	664,686	7,084	4.28%	641,450	7,203	4.55%
Less: Allowance for loan losses	(5,352)			(5,381)
Total nonearning assets	57,048			56,955
Total Assets	$716,382			$693,024
Liabilities and Shareholders’ Equity
Deposits
Demand	$124,332			$115,391
Interest-bearing
NOW	239,443	$215	0.36%	234,977	$262	0.45%
Money market	90,615	164	0.73%	68,761	130	0.77%
Savings	91,401	52	0.23%	89,565	84	0.38%
Time deposits	72,911	316	1.75%	83,523	363	1.76%
Total interest-bearing deposits	494,370	747	0.61%	476,826	839	0.71%
Federal funds purchased	2	-	-	2,001	14	2.90%
FHLB advances	13,389	71	2.12%	21,291	144	2.75%
Junior subordinated debt	4,124	50	4.84%	4,124	49	4.83%
Total interest-bearing liabilities	511,885	868	0.68%	504,242	1,046	0.84%
Other liabilities	11,723			12,279
Shareholders’ equity	68,442			61,112
Total Liabilities & Shareholders’ Equity	$716,382			$693,024
Net interest income (tax-equivalent basis)		$6,216	3.60%		$6,157	3.71%
Less: tax-equivalent adjustment		(27)			(24)
Net interest income		$6,189			$6,133
Interest expense as a percent of average earning assets			0.52%			0.66%
Net interest margin			3.76%			3.89%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

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

	Three Months Ended March 31, 2020 Compared to March 31, 2019
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$(104)	$122	$(226)
Securities
Taxable	-	56	(56)
Tax-exempt (1)	13	21	(8)
Deposits in other banks	(28)	16	(44)
Total interest income	(119)	215	(334)
Interest Expense
NOW	(47)	5	(52)
Money market	34	41	(7)
Savings	(32)	2	(34)
Time deposits	(47)	(47)	-
Federal funds purchased	(14)	(14)	-
FHLB advances	(73)	(53)	(20)
Junior subordinated debt	1	-	1
Total interest expense	(178)	(66)	(112)
Net interest income	$59	$281	$(222)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to operations in order to maintain the allowance for loan losses at a level considered necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, the Company considers the overall risk characteristics of the loan portfolio, past and current loss experience, trends in the Bank’s delinquent and nonperforming loans, estimated values of collateral, and the impact of current economic conditions. The amount of the allowance is based on estimates and there can be no assurances, however, that future losses will not exceed estimated amounts, or that increased amounts in the provision for loan losses will not be required in future periods as more information becomes available or events change.  The allowance for loan losses is assessed on a quarterly basis and provisions for loan losses are made in order to maintain the allowance.

The Company recorded a provision for loan losses of $350,000 for the first quarter of 2020 compared with $50,000 for the first quarter of 2019.  The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. In the first quarter of 2020, the risk factor related to the current economic conditions was increased to incorporate the current economic uncertainty and the rising unemployment rate from the COVID-19 pandemic and, as a result management determined that an increase to the provision for loan losses for the three months ended March 31, 2020 was necessary.  Due to the effects of COVID-19, we believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase.

NONINTEREST INCOME

Noninterest income decreased $138,000 to $1.3 million for the first quarter of 2020 from $1.5 million for the first quarter of 2019.  While the Company does not expect a significant disruption in overall noninterest income, we do expect fees from trust, estate and brokerage transactions to decline as COVID-19 continues to result in market turmoil.

The following summarizes noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Noninterest income
Trust and estate fees	$461	$416	$45	10.82%
Brokerage fees	146	90	56	62.22%
Service charges on deposit accounts	352	383	(31)	(8.09)%
Interchange fee income, net	270	271	(1)	(0.37)%
Bank-owned life insurance	90	93	(3)	(3.23)%
Other income	11	148	(137)	(92.57)%
Gain on sale/call of securities available for sale	-	79	(79)	-
Gain (loss) on sale of mortgage loans held for sale, net	12	-	12	-
Total noninterest income	$1,342	$1,480	$(138)	(9.32)%

The primary changes in noninterest income were:

•	Trust, estate and brokerage fee income increased due to the overall increase in assets under management and the increase in production from brokerage services.
•

Other income decreased primarily as a result of decreased automated teller machine (“ATM”) surcharge income and loss on disposal of assets from the outsourcing of our ATMs during the first quarter of 2020 and an increase in income received from our interest in Bankers Insurance, LLC offset by pass-through losses from our investment in affordable housing projects.

NONINTEREST EXPENSE

Noninterest expense decreased $113,000 to $5.6 million for the first quarter of 2020 from $5.7 million for the first quarter of 2019.  The Company has not incurred, and at this time does not expect to incur, any material noninterest expenses as a result of COVID-19.

The following summarizes noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Noninterest Expenses
Salaries and benefits	$2,952	$3,012	$(60)	(1.99)%
Occupancy	664	615	49	7.97%
Furniture and equipment	191	283	(92)	(32.51)%
Marketing and business development	109	186	(77)	(41.40)%
Legal, audit and consulting	270	249	21	8.43%
Data processing	375	354	21	5.93%
Federal Deposit Insurance Corporation assessment	84	94	(10)	(10.64)%
Other operating expenses	960	925	35	3.78%
Total noninterest expenses	$5,605	$5,718	$(113)	(1.98)%

The primary changes in noninterest expense were:

•

Furniture and equipment expenses decreased primarily due to a decrease in depreciation and maintenance from the ATMs that were removed due to the Bank outsourcing this service in the first quarter of 2020.

•	Marketing and business development expenses decreased due primarily to timing differences in marketing campaigns.
•	Federal Deposit Insurance Corporation assessments decreased as a result of a reduction in the quarterly assessment multiplier which is based on the various performance metrics.

INCOME TAXES

Income tax expense was $180,000 and $213,000 for the first quarter of 2020 and 2019, respectively, resulting in an effective tax rate of 11.42% and 11.54%, respectively.  The effective tax rate differed from the statutory federal income tax rate of 21% due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $117,000 and $140,000 for three months ended March 31, 2020 and 2019, respectively.

FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019

Total assets were $727.5 million at March 31, 2020 compared with $722.2 million at December 31, 2019. Total liabilities were $658.3 million at March 31, 2020 compared with $655.0 million at December 31, 2019.  Total shareholders’ equity was $69.2 million at March 31, 2020 compared with $67.1 million at December 31, 2019.

Net loans increased $17.1 million primarily due to organic loan growth in the commercial and industrial and construction and land portfolios, none of which is related to COVID-19.  We anticipate moderate loan growth in the future as a result of COVID-19 and the related decline in economic conditions in our market areas. However, we expect to see a temporary increase in the loan portfolio due to an influx of PPP loans.  As of April 30, 2020, we have processed $51.6 million in loan principal balances to 496 borrowers under this program.  Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and related governmental action than others.  While we believe our commercial portfolio is adequately diversified, the following table summarizes those industries within our portfolio which we believe will be the most significantly impacted by COVID-19.  For these sectors, we monitor, on an ongoing basis, the level of concentration for each sector as a whole.  We have also contacted clients in these sectors to assess the current and projected impacts of COVID-19 on their businesses and have advised clients about our payment deferral program and we have extended loans to those that qualify for the PPP loan program.

(Dollars in thousands)	March 31, 2020
Loan Category	Balance	Percent of Total Loans
Religious Organizations	$26,409	4.65%
Hospitality	17,369	3.06%
Childcare	14,800	2.61%
Restaurants	9,433	1.66%
	$68,011	11.98%

Total deposits increased $7.4 million primarily in interest-bearing checking accounts.  The deposit portfolio consists of 60% of core transaction accounts (demand and interest-bearing checking accounts).  We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic.

Total FHLB advances decreased $4.0 million due to a maturing advance.  If we were to experience increased loan funding demand or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase. On April 24, 2020, the Company executed a $20.0 million advance with the FHLB to secure funding for PPP loans.

ASSET QUALITY

The CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.  The Company has reviewed its loan pipeline and credit product specifications in anticipation of the significant declines in economic activity from COVID-19 and created mechanisms to assist clients with managing their cash flows during this time.  This includes permitting clients who qualify under the CARES Act to make an election to defer scheduled payments for a 90-day period beginning in April 2020.  Through April 30, 2020, the Bank had modified 188 loans related to COVID-19 totaling $84.0 million.  None of these modifications were considered TDRs, in accordance with the interpretation provided by the recent bank regulatory interagency statement and none were considered impaired.

Nonperforming assets, which include nonperforming loans and other real estate owned, were $5.9 million at March 31, 2020 compared with $6.5 million at December 31, 2019 and $7.8 million at March 31, 2019.  The Company has experienced downward trends in nonperforming assets primarily due to loan payoffs and principal curtailments, reflecting improved credit quality prior to COVID-19.

As of March 31, 2020, the allowance for loan losses was 0.99% of total loans, compared to 0.95% as of December 31, 2019, and management believed the allowance at March 31, 2020 was adequate to absorb any losses inherent in the loan portfolio as of that date.

The following table sets forth certain information with respect of the Company’s nonperforming assets:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccrual loans	$1,010	$989	$1,969
Restructured loans still accruing	2,425	2,471	3,319
Loans 90+ days past due and accruing	1,153	1,636	1,163
Total nonperforming loans	4,588	5,096	6,451
Other real estate owned, net	1,356	1,356	1,356
Total nonperforming assets	$5,944	$6,452	$7,807

Nonaccrual loans to total loans	0.18%	0.18%	0.36%
Nonperforming loans to total loans	0.81%	0.93%	1.18%
Nonperforming assets to total assets	0.82%	0.89%	1.11%

Credit quality of the Company's loan portfolio remained stable as of March 31, 2020. Loans 90+ days past due represent student loans that were 90+ days past due and accruing and have a 98% guarantee by the U.S. Department of Education. We believe the COVID-19 pandemic may have an adverse effect on the credit quality of our loan portfolio during the remainder of 2020. Disruption to our clients could result in increased loan delinquencies and defaults.  Management believes impaired loans may also increase in the future as a result of the COVID-19 pandemic. No credit issues are anticipated with PPP loans as they are guaranteed by the SBA.

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

As a result of recent legislation, the federal banking agencies developed a Community Bank Leverage Ratio (“CBLR”), which is the ratio of a bank’s tangible equity capital to average total consolidated assets, for financial institutions with assets of less than $10.0 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and qualified community banks will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Pursuant to the CARES Act and related interim final rules, the CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time.  Management is currently evaluating the CLBR and has not yet made a final determination for election.

Management believes the Bank satisfies all capital adequacy requirements to which it was subject as of March 31, 2020 and December 31, 2019 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Tier 1 Capital:
Common equity	$72,886	$70,312
Unrealized (gain) loss on securities available for sale, net	(2,767)	(1,294)
Unrealized benefit obligation for supplemental retirement plans	(155)	(155)
Total Common equity tier 1 capital	69,964	68,863
Tier 2 Capital:
Allowable allowance for loan losses	5,594	5,227
Total Capital	$75,558	$74,090
Risk Weighted Assets	$563,346	$547,202
Regulatory Capital Ratios:
Leverage Ratio	9.81%	9.40%
Common Equity Tier 1 Capital Ratio	12.41%	12.58%
Tier 1 Capital Ratio	12.41%	12.58%
Total Capital Ratio	13.41%	13.54%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At March 31, 2020, liquid assets totaled $94.9 million, or 13.0% of total assets and 14.4% of total liabilities.

Securities provide a constant source of liquidity through paydowns and maturities.  The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures.

The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic and the Bank's participation as a lender in the PPP. As clients manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. The Federal Reserve and FHLB have provided lending facilities that will allow the Bank to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations.  Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirements for insured depository institutions to 0.00%, which further increased the Bank’s available liquidity.

Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meets the credit needs of its clients’ as we move into a period of uncertain economic conditions related to COVID-19.  Management will continue to closely monitor the Company’s liquidity as these conditions change.

CONTRACTUAL OBLIGATIONS

As of March 31, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2020.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers through the issuance of an interagency statement, and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused the Company to modify business practices, including branch operations, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, clients and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges, additions to our allowance for loan losses, and reduced income, among other impacts;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our wealth management and trust revenues may decline with continuing market turmoil;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company and the Bank to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, the second round of PPP funding was signed into law and provides more than $320 billion in new funding for PPP.

Since the opening of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both clients and non‑clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company or the Bank.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2020, the Company’s Board of Directors authorized the Company to repurchase up to 113,512 shares (3% of common stock outstanding on January 1, 2020) beginning January 16, 2020 and continuing until the next reset approved by the Board of Directors.  During the three months ended March 31, 2020, 2,007 shares of common stock were repurchased at an average price of $20.99 per share.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 112,255 shares of the Company’s common stock as of March 31, 2020.

Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under a plan

January 31, 2020	-	$-	-	113,512
February 29, 2020	2,007	20.99	-	111,505
March 31, 2020	-	-	-	111,505
Total	2,007	$20.99	-	111,505

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed April 7, 2020.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: May 8, 2020

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 8, 2020