Form 10-Q
period 2020-06-30
FAUQUIER BANKSHARES, INC.
filed 2020-08-07
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The registrant had 3,794,725 shares of common stock outstanding as of August 7, 2020.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$12,839	$9,124
Interest-bearing deposits in other banks	66,686	37,203
Federal funds sold	14	14
Securities available for sale, at fair value	78,250	79,783
Restricted investments	2,687	2,016
Mortgage loans held for sale	-	247
Loans	622,660	550,226
Allowance for loan losses	(6,400)	(5,227)
Loans, net	616,260	544,999
Premises and equipment, net	16,978	17,492
Accrued interest receivable	2,818	1,984
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	14,141	13,961
Other assets	13,524	13,992
Total assets	$825,553	$722,171
Liabilities
Deposits:
Noninterest-bearing checking	$169,542	$123,492
Interest-bearing:
Checking	262,274	242,531
Savings and money market accounts	203,038	182,007
Time deposits	70,952	74,125
Total interest-bearing	536,264	498,663
Total deposits	705,806	622,155
Federal Home Loan Bank advances	32,651	16,695
Junior subordinated debt	4,124	4,124
Other liabilities	11,884	12,075
Total liabilities	754,465	655,049
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,794,725 and 3,783,724 shares including 19,843 and 20,352 unvested restricted shares, respectively	16,117	15,964
Retained earnings	51,812	49,787
Accumulated other comprehensive income, net	3,159	1,371
Total shareholders’ equity	71,088	67,122
Total liabilities and shareholders’ equity	$825,553	$722,171

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$6,507	$6,573	$12,974	$13,144
Interest and dividends on securities:
Taxable interest income	364	365	743	734
Tax-exempt interest	100	85	199	174
Dividends	27	32	55	70
Interest on deposits in other banks	10	224	94	336
Total interest income	7,008	7,279	14,065	14,458
Interest Expense
Interest on deposits	499	957	1,246	1,796
Interest on federal funds purchased	-	-	-	14
Interest on Federal Home Loan Bank advances	76	188	147	332
Interest on Junior subordinated debt	49	50	99	99
Total interest expense	624	1,195	1,492	2,241
Net interest income	6,384	6,084	12,573	12,217
Provision for loan losses	911	205	1,261	255
Net interest income after provision for loan losses	5,473	5,879	11,312	11,962
Noninterest Income
Trust and estate fees	499	427	960	843
Brokerage fees	120	128	266	218
Service charges on deposit accounts	220	378	572	761
Interchange fee income, net	297	313	567	584
Bank-owned life insurance	90	90	180	183
Other income (loss)	(43)	58	(32)	206
Gain on sale of securities available for sale	-	-	-	79
Gain on sale of mortgage loans held for sale, net	33	6	45	6
Total noninterest income	1,216	1,400	2,558	2,880
Noninterest Expenses
Salaries and benefits	2,435	2,923	5,387	5,935
Occupancy	579	604	1,243	1,219
Furniture and equipment	190	275	381	558
Marketing and business development	107	171	216	357
Legal, audit and consulting	304	282	574	531
Data processing	361	325	736	679
Federal Deposit Insurance Corporation assessment	81	93	165	187
Other operating expenses	832	836	1,792	1,761
Total noninterest expenses	4,889	5,509	10,494	11,227
Income before income taxes	1,800	1,770	3,376	3,615
Income tax expense	222	206	402	419
Net Income	$1,578	$1,564	$2,974	$3,196
Earnings per share, basic	$0.42	$0.41	$0.78	$0.84
Earnings per share, diluted	$0.42	$0.41	$0.78	$0.84
Dividends per share	$0.125	$0.12	$0.25	$0.24

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$1,578	$1,564	$2,974	$3,196
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of tax, $(188), $(257), $(580) and $(519), respectively	708	970	2,181	1,954
Reclassification adjustment for gains on securities available for sale, net of tax, $0, $0, $0 and $17, respectively	-	-	-	(62)
Change in fair value of interest rate swap, net of tax, $(1), $37, $104 and $61, respectively	6	(136)	(393)	(228)
Total other comprehensive income, net of tax, $(189), $(220), $(476) and $(441), respectively	714	834	1,788	1,664
Total comprehensive income	$2,292	$2,398	$4,762	$4,860

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2019	$15,861	$45,980	$292	$62,133
Net income	-	1,564	-	1,564
Other comprehensive loss, net of tax, $(220)	-	-	834	834
Cash dividends ($0.12 per share)	-	(454)	-	(454)
Amortization of unearned compensation, restricted stock awards	40	-	-	40
Repurchase of common stock (520 shares)	(11)	-	-	(11)
Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106

Balance, March 31, 2020	$16,083	$50,709	$2,445	$69,237
Net income	-	1,578	-	1,578
Other comprehensive income, net of tax, $(189)	-	-	714	714
Cash dividends ($0.125 per share)	-	(475)	-	(475)
Amortization of unearned compensation, restricted stock awards	34	-	-	34
Balance, June 30, 2020	$16,117	$51,812	$3,159	$71,088

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	3,196	-	3,196
Other comprehensive income, net of tax effect, $(441)	-	-	1,664	1,664
Cash dividends ($0.24 per share)	-	(909)	-	(909)
Amortization of unearned compensation, restricted stock awards	74	-	-	74
Issuance of common stock - unvested shares (5,884 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106

Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122
Net income	-	2,974	-	2,974
Other comprehensive income, net of tax, $(476)	-	-	1,788	1,788
Cash dividends ($0.25 per share)	-	(949)	-	(949)
Amortization of unearned compensation, restricted stock awards	69	-	-	69
Issuance of common stock - unvested shares (7,889 shares)	-	-	-	-
Issuance of common stock - vested shares (4,293 shares)	90	-	-	90
Issuance of common stock - performance-based restricted stock units (826 shares)	18	-	-	18
Repurchase of common stock (2,007 shares)	(24)	-	-	(24)
Balance, June 30, 2020	$16,117	$51,812	$3,159	$71,088

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$2,974	$3,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	644
Provision for loan losses	1,261	255
Loss on interest rate swaps	2	-
Gain on sales of securities available for sale	-	(79)
Amortization of security premiums, net	247	206
Amortization of unearned compensation, net of forfeiture	(30)	134
Issuance of vested restricted stock	108	95
Bank-owned life insurance income	(180)	(183)
Originations of mortgage loans held for sale	(1,884)	(260)
Proceeds from mortgage loans held for sale	2,176	266
Gain on mortgage loans held for sale	(45)	(6)
Changes in assets and liabilities:
Increase in other assets	(844)	(5,650)
Increase (decrease) in other liabilities	(744)	4,925
Net cash provided by operating activities	3,576	3,543
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	6,317	18,014
Purchase of securities available for sale	(2,270)	(15,601)
Purchase of premises and equipment	(21)	(374)
Purchase of restricted investments, net	(671)	(331)
Loan originations, net	(72,367)	5,483
Net cash provided by (used in) investing activities	(69,012)	7,191
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	86,824	(39,428)
Increase (decrease) in time deposits	(3,173)	11,046
Increase in Federal Home Loan Bank advances	15,956	5,958
Cash dividends paid on common stock	(949)	(909)
Repurchase of common stock	(24)	(21)
Net cash provided by (used in) financing activities	98,634	(23,354)
Increase (decrease) in cash and cash equivalents	33,198	(12,620)
Cash and Cash Equivalents
Beginning	46,341	67,110
Ending	$79,539	$54,490
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,556	$2,037
Income taxes	$-	$420

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax	$2,181	$1,892
Unrealized loss on interest rate swap, net of tax	$(393)	$(228)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).    The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results expected for the full year or any other interim period.

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. No reclassifications were significant and there was no effect on net income.

Significant Events

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic as a result of the global spread of the illness.  In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders and strict social distancing.

The full impact of COVID-19 is unknown and rapidly evolving.  It has caused substantial disruption in international and U.S. economies, markets and employment.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.

The outbreak is having a significant adverse impact on certain industries the Company serves, including but not limited to, religious organizations, hospitality, childcare and restaurants.  As of June 30, 2020, the Company’s aggregate exposure in these industries was $65.9 million, or 10.6% of total loans.  Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan losses increased  $1.2 million, or 22.4%, compared to December 31, 2019.  The increase in the allowance for loan losses was in large part due to an increase in the qualitative factors related to COVID-19.  Most notably, a $860,000 increase, was driven by the deteriorating economic conditions caused by COVID-19, including the increase in the unemployment rate for the Commonwealth of Virginia.

Due to the significant uncertainties related to the ultimate duration of COVID-19, it is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including that the credit quality of the Company’s loan portfolio may decline and loan defaults could increase.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of June 30, 2020.

Note 2.Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$58,895	$3,071	$-	$61,966
Obligations of states and political subdivisions	14,956	1,328	-	16,284
	$73,851	$4,399	$-	$78,250

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,090	$937	$(86)	$63,941
Obligations of states and political subdivisions	15,054	802	(14)	15,842
	$78,144	$1,739	$(100)	$79,783

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due after one year through five years	$17,305	$18,360
Due after five years through ten years	10,020	10,588
Due after ten years	46,526	49,302
	$73,851	$78,250

During the six months ended June 30, 2020 and 2019, securities purchased were $2.3 million and $15.6 million, respectively. During the six months ended June 30, 2020 and 2019, proceeds from maturities, calls and principal payments of securities were $6.3 million and $4.1 million, respectively.  During the six months ended June 30, 2020 there were no securities sold.  During the six months ended June 30, 2019, securities sold were $13.9 million.  There were no impairment losses on securities during the three and six months ended June 30, 2020 and 2019.

There were no securities with gross unrealized losses at June 30, 2020.  The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019.

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

The carrying value of securities pledged to secure deposits and for other purposes was $16.9 million and $16.6 million at June 30, 2020 and December 31, 2019, respectively.

Note 3.Loans and Allowance for Loan Losses

The Company’s allowance for loan losses has three basic components: specific, general, and unallocated. The specific component is used to individually allocate an allowance for larger balance, non-homogeneous loans identified as impaired. The general component is used to estimate the loss on pools of smaller balance, homogeneous loans, including 1-4 family mortgage loans and other consumer loans. The general component is also used for the remaining pool of larger balance, non-homogeneous loans, not identified as impaired. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A provision in the CARES Act included the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”).  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation. The Commercial and Industrial loan portfolio segment in the tables below include 543 PPP loans that totaled $52.8 million at June 30, 2020. There were no loans that were forgiven at June 30, 2020.

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Charge-offs	(99)	-	-	(19)	(2)	-	-	-	(120)
Recoveries	7	5	-	20	-	-	-	-	32
Provision (recovery)	339	382	366	(2)	10	182	(16)	-	1,261
Ending balance, June 30, 2020	$543	$2,175	$1,018	$153	$73	$1,778	$310	$350	$6,400
Ending balances individually evaluated for impairment	$69	$67	$-	$-	$-	$-	$-	$-	$136
Ending balances collectively evaluated for impairment	$474	$2,108	$1,018	$153	$73	$1,778	$310	$350	$6,264
Loans
Individually evaluated for impairment	$702	$9,025	$201	$-	$-	$377	$-		$10,305
Collectively evaluated for impairment	86,342	177,979	73,500	6,428	7,832	227,540	32,734		612,355
Ending balance, June 30, 2020	$87,044	$187,004	$73,701	$6,428	$7,832	$227,917	$32,734		$622,660

	June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(74)	-	-	(23)	(10)	-	-	-	(107)
Recoveries	1	75	-	9	-	-	-	-	85
Provision (recovery)	162	(34)	15	10	9	137	(44)	-	255
Ending balance, June 30, 2019	$572	$1,779	$650	$141	$67	$1,448	$402	$350	$5,409

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(328)	-	-	(50)	(13)	-	-	-	(391)
Recoveries	2	80	-	14	-	-	-	-	96
Provision (recovery)	139	(30)	17	45	10	285	(120)	-	346
Ending balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Ending balances individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$-	$229
Ending balances collectively evaluated for impairment	$296	$1,559	$652	$154	$65	$1,596	$326	$350	$4,998
Loans
Individually evaluated for impairment	$187	$2,847	$233	$-	$-	$379	$-		$3,646
Collectively evaluated for impairment	27,217	179,051	64,998	5,958	8,151	224,937	36,268		546,580
Ending balance, December 31, 2019	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268		$550,226

Loans by credit quality indicators were as follows at the dates presented:

	June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$86,035	$175,248	$71,046	$6,426	$7,832	$220,639	$30,691	$597,917
Special mention	166	8,500	2,292	2	-	322	127	11,409
Substandard	843	3,256	363	-	-	6,956	1,916	13,334
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$87,044	$187,004	$73,701	$6,428	$7,832	$227,917	$32,734	$622,660

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,555	$175,063	$62,231	$5,955	$8,151	$218,686	$34,218	$530,859
Special mention	422	3,487	2,594	3	-	336	127	6,969
Substandard	427	3,348	406	-	-	6,294	1,923	12,398
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268	$550,226

The past due status of loans at the dates presented were:

	June 30, 2020
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$710	$10	$702	$1,422	$85,622	$87,044	$144	$558
Commercial real estate	-	-	989	989	186,015	187,004	-	989
Construction and land	860	-	-	860	72,841	73,701	-	-
Consumer	7	1	-	8	6,420	6,428	-	-
Student	546	157	765	1,468	6,364	7,832	765	-
Residential real estate	392	763	-	1,155	226,762	227,917	-	-
Home equity lines of credit	44	-	65	109	32,625	32,734	65	-
Total	$2,559	$931	$2,521	$6,011	$616,649	$622,660	$974	$1,547

	December 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$330	$-	$34	$364	$27,040	$27,404	$34	$-
Commercial real estate	-	-	989	989	180,909	181,898	-	989
Construction and land	5,472	-	-	5,472	59,759	65,231	-	-
Consumer	11	1	-	12	5,946	5,958	-	-
Student	345	220	1,204	1,769	6,382	8,151	1,205	-
Residential real estate	739	109	397	1,245	224,071	225,316	397	-
Home equity lines of credit	389	-	-	389	35,879	36,268	-	-
Total	$7,286	$330	$2,624	$10,240	$539,986	$550,226	$1,636	$989

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	June 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$144	$144	$-	$165	$2
Commercial real estate	8,227	8,227	-	8,263	171
Construction and land	201	201	-	210	5
Residential real estate	377	377	-	378	4
With an allowance recorded:
Commercial and industrial	$558	$558	$69	$939	$8
Commercial real estate	798	798	67	804	15
Total:
Commercial and industrial	$702	$702	$69	$1,104	$10
Commercial real estate	9,025	9,025	67	9,067	186
Construction and land	201	201	-	210	5
Residential real estate	377	377	-	378	4
Total	$10,305	$10,305	$136	$10,759	$205

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	1,048	1,048	-	1,213	61
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
With an allowance recorded:
Commercial real estate	1,799	1,813	229	1,806	38
Total:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	2,847	2,861	229	3,019	99
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
Total	$3,646	$3,660	$229	$4,184	$153

TDRs are those loans for which a concession has been granted to a borrower experiencing financial difficulties.  TDRs are identified at the point when the borrower enters into a modification agreement.  The following table summarizes a modification that was classified as a TDR during the three and six months ended June 30, 2020.  There were no loan modifications that were classified as TDRs during the three and six months ended June 30, 2019.

(Dollars in thousands)	Three and Six Months Ended June 30, 2020
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$6,221	$6,221

TDRs are considered impaired loans and are individually evaluated for impairment in the determination of the allowance for loan losses.  TDR payment defaults occur when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or the TDR becomes 90 days or more past due. There were no TDR defaults during the three and six months ended June 30, 2020 and 2019.

At June 30, 2020, there were six loans totaling $8.6 million that have been identified as TDRs, which were current and performing in accordance with the modified terms.  At December 31, 2019, there were five loans in the portfolio, totaling $2.5 million, that were identified as TDRs, which were current and performing in accordance with the modified terms.

At June 30, 2020 and 2019, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

In response to COVID-19 and under the provisions of the CARES Act, the Company granted short-term loan modifications for the deferral of scheduled payments for a 90-day period beginning in April 2020.  Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time a modification was entered.  At June 30, 2020, the Company modified 194 loans totaling $92.8 million under this guidance and, such loans were not considered TDRs.

Note 4.Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at June 30, 2020 and December 31, 2019 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 5.Derivative Instruments and Hedging Activities

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036. By entering into this agreement, the Company converts a floating rate liability into a fixed rate liability through 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to the three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 3.21%. Interest expense on the interest rate swap was $27,900 and $6,300 for the three months ended June 30, 2020 and 2019, respectively, and $41,200 and $10,900 for the six months ended June 30, 2020 and 2019, respectively. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. There was no interest expense recognized on the forward interest rate swap for the three and six months ended June 30, 2020 and 2019, and there will be no exchange of payments until September 15, 2020, the expiration date of the interest rate swap. These swaps are designated as cash flow hedges with changes in the fair value recorded through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans on February 11, 2015 and April 7, 2015. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest expense on these swaps was $16,200 for the three months ended June 30, 2020 and interest income was $9,100 for the three months ended June 30, 2019.  Interest expense for these swaps was $18,000 for the six months ended June 30, 2020 and interest income was $18,100 for the six months ended June 30, 2019. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.  On July 28, 2020, one of these swap agreements with a notional/contract amount of $1.2 million was terminated resulting in a termination fee of $89,200.

Cash collateral held at other banks for these swaps was $1.1 million and $730,000 at June 30, 2020 and December 31, 2019, respectively. Collateral is dependent on the market valuation of the underlying hedges.

The following table summarizes the Company’s derivative instruments as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(24)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(572)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,215	(87)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,251	(111)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(41)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(59)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,167	(17)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,230	(23)	Other Liabilities	2/12/2022

Note 6.Earnings Per Share

The components of the Company’s earnings per share calculations are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,794,725	$0.42	3,784,934	$0.41	3,791,676	$0.78	3,781,931	$0.84
Effect of dilutive stock awards	6,840		9,032		6,539		9,524
Diluted earnings per share	3,801,565	$0.42	3,793,966	$0.41	3,798,215	$0.78	3,791,455	$0.84

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance-based restricted stock units that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.

Note 7.Share-based Compensation

Stock Incentive Plan

On May 21, 2019, the shareholders of the Company approved the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (the “Plan”).  The Plan superseded the Company’s stock incentive plan that was approved by shareholders in 2009.  Under the Plan, awards of options, restricted stock, and other stock-based awards may be granted to employees, directors or consultants of the Company or any affiliate.  The effective date of the Plan is May 21, 2019 with a termination date of May 21, 2029. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. The restricted shares issued to certain executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares was $34,400 and $39,600, net of forfeitures, for the three months ended June 30, 2020 and 2019, respectively, and $158,800 and $168,800 for the six months ended June 30, 2020 and 2019, respectively.  The total unrecognized compensation expense related to restricted shares was $238,000 and $241,000 for the six months ended June 30, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	June 30, 2020		June 30, 2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	20,352	$20.20	22,569	$17.98
Granted	12,182	20.95	12,058	21.69
Vested	(10,684)	19.14	(10,553)	17.84
Forfeited or surrendered	(2,007)	19.21	(440)	14.98
Unvested shares, ending	19,843	$21.33	23,634	$20.10

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted for subsequent changes in the market value.  Performance-based restricted stock units are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the units were awarded.  Until vesting, the shares underlying the units are not issued and are not included in shares outstanding.  Vesting is contingent upon the Company’s reaching predetermined performance goals as compared with a predetermined peer group of banks.  Compensation expense for performance-based restricted stock units was $13,100 and $28,400, net of forfeitures, for the three months ended June 30, 2020 and 2019, respectively, and $(98,900) and $53,700 for the six months ended June 30, 2020 and 2019, respectively.  The total unrecognized compensation expense related to performance-based restricted stock units was $99,000 and $188,000 for the six months ended June 30, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023 and is dependent upon management reaching the predetermined goals.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	June 30, 2020		June 30, 2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	30,012	$18.90	22,103	$17.90
Granted	7,889	20.95	7,909	21.69
Vested	(826)	19.74	-	-
Forfeited	(11,701)	16.92	-	-
Unvested shares, ending	25,374	$20.43	30,012	$18.98

Note 8.Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.9 million at June 30, 2020 and December 31, 2019. For the three months ended June 30, 2020 and 2019, SERP expenses were $71,100 and $74,700, respectively, and $142,200 and $147,600 for the six months ended June 30, 2020 and 2019, respectively.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses were $169,100 and $180,700 for the three months ended June 30, 2020 and 2019, respectively, and $405,400 and $411,500 for the six months ended June 30, 2020 and 2019, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three and six months ended June 30, 2020 and 2019.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is funded solely by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense for the three months ended June 30, 2020 and 2019 was $6,900 and $21,300, respectively, and $14,800 and $37,200 for the six months ended June 30, 2020 and 2019, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies was $7,100 and $7,300 for the three months ended June 30, 2020 and 2019, respectively, and $14,200 and $14,300 for the six months ended June 30, 2020 and 2019, respectively.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at June 30, 2020 and December 31, 2019 and accrued liabilities of $154,000 and $153,000 at June 30, 2020 and December 31, 2019, respectively.

Note 9.Fair Value Measurement

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at June 30, 2020:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$61,966	$-	$61,966	$-
Obligations of states and political subdivisions	16,284	-	16,284	-
Total available for sale securities	78,250	-	78,250	-
Mutual funds	417	417	-	-
Total assets at fair value	$78,667	$417	$78,250	$-
Liabilities at June 30, 2020:
Interest rate swaps	$794	$-	$794	$-
Total liabilities at fair value	$794	$-	$794	$-
Assets at December 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,941	$-	$63,941	$-
Obligations of states and political subdivisions	15,842	-	15,842	-
Total available for sale securities	79,783	-	79,783	-
Mutual funds	403	403	-	-
Total assets at fair value	$80,186	$403	$79,783	$-
Liabilities at December 31, 2019:
Interest rate swaps	140	$-	$140	$-
Total liabilities at fair value	$140	$-	$140	$-

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and six months ended June 30, 2020 and 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

	June 30, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Impaired loans, net	$1,220	$-	$-	$1,220
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$247	$-	$247	$-
Impaired loans, net	1,570	-	-	1,570
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at June 30, 2020 and December 31, 2019.

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,220	Appraised values	Age of appraisal, current market conditions, experience within local market	10%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,576

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,570	Appraised values	Age of appraisal, current market conditions, experience within local market	13%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,926

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2020
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$79,539	$79,539	$-	$-	$79,539
Securities available for sale	78,250	-	78,250	-	78,250
Restricted investments	2,687	-	2,687	-	2,687
Loans, net	616,260	-	-	615,710	615,710
Accrued interest receivable	2,818	-	2,818	-	2,818
Mutual funds	417	417	-	-	417
Bank-owned life insurance	14,141	-	14,141	-	14,141
Total financial assets	$794,112	$79,956	$97,896	$615,710	$793,562
Liabilities
Deposits	$705,806	$-	$706,432	$-	$706,432
FHLB advances	32,651	-	33,223	-	33,223
Junior subordinated debt	4,124	-	4,124	-	4,124
Accrued interest payable	153	-	153	-	153
Interest rate swaps	794	-	794	-	794
Total financial liabilities	$743,528	$-	$744,726	$-	$744,726

	December 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$46,341	$46,341	$-	$-	$46,341
Securities available for sale	79,783	-	79,783	-	79,783
Restricted investments	2,016	-	2,016	-	2,016
Mortgage loans held for sale	247		247	-	247
Loans, net	544,999	-	-	541,367	541,367
Accrued interest receivable	1,984	-	1,984	-	1,984
Mutual funds	403	403	-	-	403
Bank-owned life insurance	13,961	-	13,961	-	13,961
Total financial assets	$689,734	$46,744	$97,991	$541,367	$686,102
Liabilities
Deposits	$622,155	$-	$622,295	$-	$622,295
FHLB advances	16,695	-	16,724	-	16,724
Junior subordinated debt	4,124	-	4,446	-	4,446
Accrued interest payable	217	-	217	-	217
Interest rate swaps	140	-	140	-	140
Total financial liabilities	$643,331	$-	$643,822	$-	$643,822

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

Note 10.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(228)	1,892	-	1,664
Balance, June 30, 2019	$(56)	$1,042	$140	$1,126

Balance, December 31, 2019	$(78)	$1,292	$157	$1,371
Other comprehensive income (loss) before reclassifications	(393)	2,181	-	1,788
Balance, June 30, 2020	$(471)	$3,473	$157	$3,159

Note 11.Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.  The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $4.0 million and $4.2 million in other assets at June 30, 2020 and December 31, 2019, respectively, and $717,000 and $749,000 in other liabilities related to unfunded capital calls through 2023 at June 30, 2020 and December 31, 2019, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the six months ended June 30, 2020 and 2019 were $234,000 and $276,000, respectively.  There were $123,100 and $60,000 in flow-through losses recorded in noninterest income during the three months ended June 30, 2020 and 2019, respectively, and $228,400 and $143,300 for the six months ended June 30, 2020 and 2019, respectively.

Note 12.Leases

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	June 30, 2020
Lease liability	$4,823
Right-of-use asset	$4,772
Weighted average remaining lease term	8.27 years
Weighted average discount rate	3.55%

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Lease Expense
Operating lease expense	$201	$199	$412	$410
Short-term lease expense	4	3	9	6
Total lease expense	$205	$202	$421	$416

Cash paid for amounts included in lease liabilities	$167	$161	$389	368

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability at June 30, 2020:

(In thousands)
Undiscounted Cash Flow	June 30, 2020
Six months ending December 31, 2020	$281
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,604
Total undiscounted cash flows	$5,614
Less: Discount	(791)
Lease liability	$4,823

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements. Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of the Company, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although the Company believes its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results could differ materially from those contemplated. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to: the effects of the novel coronavirus (“COVID-19”) pandemic, including its potential effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates; the impact of adverse economic conditions; the legislative/regulatory climate; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); acts of war or terrorism; widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; the quality or composition of the loan or investment portfolios; the value of the collateral securing loans in the portfolio; demand for loan products; deposit flows; the level of net charge-offs on loans and the adequacy of the allowance for loan losses; competition; effectiveness of the Company’s credit processes and management of the Company’s credit risk; demand for financial services in the Company’s market area; the Company’s plans to increase market share; mergers, acquisitions and dispositions; cybersecurity threats or attacks; and tax and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements in this report and you should not place undue reliance on such statements, which reflect the Company’s position as of the date of this report.

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

SIGNIFICANT DEVELOPMENTS – COVID-19 Update

To the extent the economic impacts of COVID-19 continue for a prolonged period and conditions stagnate or worsen, the Company’s provision for loan losses, net interest income and overall profitability may be adversely affected.

Business Continuity

While COVID-19 continues to aggressively spread throughout the United States, the Company remains committed to adhering to health and safety-related requirements and best practices across all of our locations by taking proactive and disciplined steps to promote safety and overall wellbeing of our employees, clients, shareholders and communities.  Through the Company’s Enterprise Risk Management framework, which is governed by the Board of Directors, the Company’s Business Continuity Plan and the Bank’s Incident Response Plan remain integral parts of monitoring day to day business activities, including the return of the Company’s workforce, on a phased-in approach, subject to certain mandates and restrictions.  We have not furloughed nor do we expect to furlough any of our employees. Management continues to closely monitor business activities and has or will adjust accordingly as the health and safety of all constituents remain our priority.

Paycheck Protection Program (“PPP”)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.  The CARES Act included the creation of the PPP through the Small Business Administration (“SBA”).  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation.  The Company disbursed $52.8 million in PPP loans to 543 borrowers through June 30, 2020.  There were no loans that were forgiven during the three months ended June 30, 2020.

The following table summarizes the details of the Company’s PPP loans:

Three Months Ended
(Dollars in thousands)	June 30, 2020
PPP loans outstanding	$52,758
Average PPP loans outstanding	$35,138
PPP average loan size	$97
PPP interest income, net	$295
PPP unearned fees	$1,872
PPP weighted average processing fee	4.00%
PPP average yield	3.38%

Participation in the PPP has impacted the Company’s financial metrics in the second quarter.  Loan and deposit growth, earnings per share, and return on assets have all increased, to a certain extent, due to the PPP.  Conversely, net interest margin, the allowance coverage ratio, and the leverage ratio have decreased.  Since PPP loans are 100% guaranteed by the SBA, the Company’s common equity tier 1, tier 1 and total risk-based capital metrics were not impacted by PPP loan balances.

Deferral Requests

The CARES Act and interagency guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. In response to this guidance, the Company granted short-term loan modifications for the deferral of scheduled payments for a 90-day period beginning in April 2020.  At June 30, 2020, the Company had modified 194 loans totaling $92.8 million under this guidance.  The following table summarizes loans modified by category at June 30, 2020:

	June 30, 2020
(Dollars in thousands)	Balance	Loan Deferrals	Deferrals to Total Loans
Commercial and industrial	$87,044	$6,612	1.1%
Commercial real estate	187,004	67,789	10.9%
Construction and land	73,701	2,676	0.4%
Consumer	6,428	147	0.0%
Student	7,832	-	0.0%
Residential real estate	227,917	15,591	2.5%
Home equity lines of credit	32,734	-	0.0%
Total	$622,660	$92,815	14.9%

As of August 6, 2020, approximately 40% of the 90-day deferments have ended and have returned to their normal payment schedules.  In addition, as of August 6, 2020, 13 borrowers have requested an additional deferment period, consisting of 9 commercial loans and 4 consumer loans, with aggregate outstanding balances of $17.6 million.

Modifications to borrowers whose industries are expected to be stressed by COVID-19, include, but are not limited to, religious organizations, hospitality, childcare and restaurants.  The following table summarizes these industries as it relates to the Company’s loan portfolio:

(Dollars in thousands)	June 30, 2020
Loan Category	Balance	Percent of Total Loans	Loan Deferrals	Loan Deferrals as a Percent of Loan Category
Religious Organizations	$25,450	4.09%	$13,546	53.23%
Hospitality	13,373	2.15%	5,393	40.33%
Childcare	14,731	2.37%	6,594	44.76%
Restaurants	12,378	1.99%	7,144	57.72%
	$65,932	10.59%	$32,677	49.56%

Refer to Note 3 of the consolidated financial statements for additional disclosures related to TDRs as of June 30, 2020.

Net Interest income

While net interest income has been significantly impacted by the lower interest rate environment, the Company’s interest income has benefited from PPP loans and related processing fees.  PPP loans carry a fixed rate of 1.0% with a two-year contractual maturity.  For the three months ended June 30, 2020, PPP loans contributed $295,000 to the Company’s net interest income, with the average yield of 3.38%, and a weighted average processing fee of 4.0%.   As of June 30, 2020, the Company has collected $2.1 million in processing fees, of which $1.9 million remains unearned.

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

The Company strives to be a top performing community bank by providing financial services in its market with consistent, quality client service, premier technological support, value-added products, and a strong commitment to the community.

Financial highlights include:

•

Net income of $1.6 million for the second quarter, an increase 0.90% from the second quarter of 2019.  Year to date net income of $3.0 million, a decrease of 6.9% compared to the first six months of 2019;

•

Net interest margin of 3.49% for the second quarter, a decrease of 24 basis points over the second quarter of 2019.  Year to date net interest margin of 3.62%, a decrease of 19 basis points compared to the first six months of 2019;

•

Cost of funds of 0.35% for the second quarter, a decrease of 41 basis points from the second quarter of 2019.  Year to date cost of funds of 0.45%, a decrease of 27 basis points compared to the first six months of 2019;

•

Provision for loan losses of $911,000 for the second quarter, an increase of $706,000 over the second quarter of 2019.  Year to date provision for loan losses of $1.3 million, an increase of $1.0 million compared to the first six months of 2019;

•	Total loans of $622.7 million, which includes $52.8 million of PPP loans, an increase of 13.2% compared with December 31, 2019.
•	Allowance for loan losses of $6.4 million, an increase of 22.4% compared with December 31, 2019;
•	Deposits of $705.8 million, an increase of 13.4% compared with December 31, 2019;
•	Regulatory capital remains strong with ratios exceeding the well capitalized thresholds in all categories.

Net income of  $1.6 million, or $0.42 per diluted share for the second quarter, was relatively unchanged when compared with the second quarter of 2019.  For the six months ended June 30, 2020, net income was $3.0 million, or $0.78 per diluted share compared with $3.2 million, or $0.84 per diluted share for the six months ended June 30, 2019.

For the quarter ended June 30, 2020, the Company’s return on average equity (“ROE”) and return on average assets (“ROA”) were 9.02% and 0.80%, respectively, compared to 9.94% and 0.89%, for the second quarter of 2019, respectively.  For the six months ended June 30, 2020, ROE and ROA were 8.62% and 0.79%, respectively, compared with 10.38% and 0.92%, respectively, for the six months ended June 30, 2019.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Net interest income increased $300,000 or 4.93% to $6.4 million for the second quarter of 2020 from $6.1 million for the second quarter of 2019.  Net interest income increased $356,000 or 2.91% to $12.6 million for the six months ended June 30, 2020 from $12.2 million for the six months ended June 30, 2019.  The net interest margin decreased to 3.49% in the second quarter of 2020 from 3.73% in the second quarter of 2019.  The net interest margin decreased to 3.62% for the six months ended June 30, 2020 from 3.81% for the six months ended June 30, 2019.  Total earning assets increased primarily from organic loan growth and from the origination of PPP loans.  This, coupled with the decrease in funding costs contributed to the increase in net interest income, however as a result of the lower interest rate environment and the fixed rate of 1% on PPP loans, yields on investments and loans have declined during the three and six months ended June 30, 2020, giving rise to a negative impact on the net interest margin.  Given the current interest rate environment, we expect that our net interest income and net interest margin could decrease in future periods.

Interest income decreased $271,000 or 3.72% to $7.0 million for the second quarter of 2020 from $7.3 million for the second quarter of 2019.  The decrease in interest income was due to the 63 basis points decrease in the average yield on earning assets, from 4.46% during the second quarter of 2019 to 3.83% during the second quarter of 2020.  Interest income decreased

$393,000 or 2.72% to $14.1 million for the six months ended June 30, 2020 from $14.5 million for the six months ended June 30, 2019.

While the average loan balances increased from $545.2 million for the second quarter of 2019 to $610.8 million for the second quarter of 2020, the tax equivalent yield decreased 56 basis points to 4.28% for the second quarter of 2020, compared with 4.84% for the second quarter of 2019.  Excluding PPP loans, the tax equivalent yield was 4.34% for the second quarter of 2020, a decrease of 50 basis points compared to the second quarter of 2019.  Average balances for loans were $582.6 million and $545.3 million for the six months ended June 30, 2020 and 2019, respectively, resulting in the tax equivalent yield of 4.48% and 4.86% for the six months ended June 30, 2020 and 2019, respectively.  Excluding PPP loans, the tax equivalent yield was 3.0% for the six months ended June 30, 2020.

Average interest-bearing deposit balances increased $40.2 million to $519.6 million for the second quarter of 2020, from $479.4 million for the second quarter of 2019.  Interest expense decreased $571,000 or 47.78% from $1.2 million for the second quarter of 2019 to $624,000 for the second quarter of 2020.  Cost of funds decreased to 0.35% for the second quarter of 2020 from 0.76% for the second quarter of 2019.  Average interest-bearing deposit balances increased $28.9 million to $507.0 million for the six months ended June 30, 2020 from $478.1 million for the six months ended June 30, 2019.   Interest expense decreased $749,000 or 33.42% from $2.2 million for the six months ended June 30, 2019 to $1.5 million for the six months ended June 30, 2020.  Cost of funds were 0.45% and 0.72% for the six months ended June 30, 2020 and 2019, respectively.    The increase in interest-bearing deposit balances is primarily the result of organic deposit growth from new and existing personal and business clients.  The funding of PPP loans into interest-bearing deposit accounts contributed significantly to this increase.  The decreases in the cost of funds is the result of the Company’s response to interest rate trends and the reduction of rates on certain interest-bearing transaction accounts, and lower funding costs on FHLB advances.

The following tables set forth information, for the periods indicated, relating to the Company’s average balance sheet which reflects the average yield on assets, average cost of liabilities and average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$609,534	$6,507	4.29%	$543,237	$6,573	4.85%
Nonaccrual (1)	1,235	-	-	1,929	-	-
Total loans	610,769	6,507	4.28%	545,166	6,573	4.84%
Securities
Taxable	66,768	391	2.35%	60,317	397	2.63%
Tax-exempt (2)	16,004	126	3.15%	12,999	108	3.31%
Total securities	82,772	517	2.51%	73,316	505	2.75%
Deposits in other banks	44,096	10	0.10%	38,404	224	2.35%
Federal funds sold	14	-	0.29%	14	-	2.32%
Total earning assets	737,651	7,034	3.83%	656,900	7,302	4.46%
Less: Allowance for loan losses	(5,815)			(5,345)
Total nonearning assets	58,225			56,151
Total Assets	$790,061			$707,706
Liabilities and Shareholders’ Equity
Deposits
Demand	$155,236			$119,171
Interest-bearing
NOW	254,375	$128	0.20%	228,675	$292	0.51%
Money market	94,267	75	0.32%	74,149	159	0.86%
Savings	99,932	15	0.06%	86,090	70	0.33%
Time deposits	71,060	281	1.59%	90,492	436	1.93%
Total interest-bearing deposits	519,634	499	0.39%	479,406	957	0.80%
Federal funds purchased	-	-	-	1	-	2.74%
FHLB advances	28,597	76	1.07%	29,749	188	2.54%
Junior subordinated debt	4,124	49	4.86%	4,124	50	4.83%
Total interest-bearing liabilities	552,355	624	0.45%	513,280	1,195	0.93%
Other liabilities	12,141			12,178
Shareholders’ equity	70,329			63,077
Total Liabilities & Shareholders’ Equity	$790,061			$707,706
Net interest income (tax-equivalent basis)		$6,410	3.38%		$6,107	3.52%
Less: tax-equivalent adjustment		(26)			(23)
Net interest income		$6,384			$6,084
Interest expense as a percent of average earning assets			0.34%			0.73%
Net interest margin			3.49%			3.73%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$581,528	$12,974	4.48%	$543,323	$13,144	4.88%
Nonaccrual (1)	1,116	-	-	1,956	-	-
Total loans	582,644	12,974	4.48%	545,279	13,144	4.86%
Securities
Taxable	66,516	798	2.42%	59,253	804	2.72%
Tax-exempt (2)	16,029	252	3.14%	13,271	220	3.33%
Total securities	82,545	1,050	2.56%	72,524	1,024	2.83%
Deposits in other banks	35,965	94	0.53%	31,401	336	2.16%
Federal funds sold	14	-	0.63%	14	-	2.77%
Total earning assets	701,168	14,118	4.05%	649,218	14,504	4.50%
Less: Allowance for loan losses	(5,583)			(5,363)
Total nonearning assets	57,624			56,529
Total Assets	$753,209			$700,384
Liabilities and Shareholders' Equity
Deposits
Demand	$139,784			$117,292
Interest-bearing
NOW	246,909	$343	0.28%	231,809	$554	0.48%
Money market	92,441	239	0.52%	71,470	289	0.81%
Savings	95,666	67	0.14%	87,818	154	0.35%
Time	71,985	597	1.67%	87,026	799	1.85%
Total interest-bearing deposits	507,001	1,246	0.49%	478,123	1,796	0.76%
Federal funds purchased	1	-	1.43%	996	14	2.90%
FHLB advances	20,993	147	1.41%	25,543	332	2.63%
Junior subordinated debt	4,124	99	4.85%	4,124	99	4.83%
Total interest-bearing liabilities	532,119	1,492	0.56%	508,786	2,241	0.89%
Other liabilities	11,921			12,206
Shareholders' equity	69,385			62,100
Total Liabilities & Shareholders' Equity	$753,209			$700,384
Net interest income (tax equivalent basis)		$12,626	3.48%		$12,263	3.61%
Less: tax equivalent adjustment		(53)			(46)
Net interest income		$12,573			$12,217
Interest expense as a percent of average earning assets			0.43%			0.70%
Net interest margin			3.62%			3.81%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

RATE VOLUME ANALYSIS

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rates (change in rate multiplied by old volume). Changes in rate and volume, which cannot be separately identified, are allocated proportionately between changes in rate and changes in volume.

	For the Three Months Ended June 30, 2020 Compared to June 30, 2019
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$(66)	$802	$(868)
Securities
Taxable	(6)	43	(49)
Tax-exempt (1)	18	25	(7)
Deposits in other banks	(214)	32	(246)
Total interest income	(268)	902	(1,170)
Interest Expense
NOW	(164)	33	(197)
Money market	(84)	43	(127)
Savings	(55)	11	(66)
Time deposits	(155)	(92)	(63)
Federal funds purchased	-	-	-
FHLB advances	(112)	(7)	(105)
Junior subordinated debt	(1)	-	(1)
Total interest expense	(571)	(12)	(559)
Net interest income	$303	$914	$(611)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

	For the Six Months Ended June 30, 2020 Compared to June 30, 2019
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans
Taxable	$(170)	$924	$(1,094)
Securities
Taxable	(6)	99	(105)
Tax-exempt (1)	32	46	(14)
Deposits in other banks	(242)	48	(290)
Total interest income	(386)	1,117	(1,503)
Interest Expense
NOW	(211)	37	(248)
Money market	(50)	85	(135)
Savings	(87)	14	(101)
Time	(202)	(138)	(64)
Federal funds purchased	(14)	(14)	-
FHLB advances	(185)	(59)	(126)
Junior subordinated debt	-	-	-
Total interest expense	(749)	(75)	(674)
Net interest income	$363	$1,192	$(829)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

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

The full impact of COVID-19 is unknown and rapidly changing.  The pandemic has caused substantial disruption in the U.S. economy.  The outbreak is having a significant adverse impact on certain industries the Company serves, including but not limited to, religious organizations, hospitality, childcare and restaurants.  Due to COVID-19 and the economic impact it could have on the Company’s loan portfolio, additional details about exposures to these stressed industries is included in the above section titled SIGNIFICANT DEVELOPMENTS – COVID-19 Update.

The Company recorded a provision for loan losses of $911,000 for the second quarter of 2020 compared with $205,000 for the second quarter of 2019.  The provision for loan losses was $1.3 million and $255,000 for the six months ended June 30, 2020 and 2019, respectively.  Approximately $860,000 of the second quarter provision was due to the change in economic conditions, which worsened significantly beginning in March 2020 as a result of the pandemic and the slow-down in business activity.  The primary economic loss driver contributing to the increase in the provision for loan losses was the increased unemployment rate for the Commonwealth of Virginia.  If economic conditions continue to worsen, the Company could recognize elevated levels of provision for loan losses in future periods.

NONINTEREST INCOME

Noninterest income decreased $184,000 to $1.2 million for the second quarter of 2020 from $1.4 million for the second quarter of 2019.  Noninterest income decreased $322,000 to $2.6 million for the six months ended June 30, 2020 from $2.9 million for the six months ended June 30, 2019.

The following summarizes noninterest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest income
Trust and estate fees	$499	$427	$72	16.86%	$960	$843	$117	13.88%
Brokerage fees	120	128	(8)	(6.25)%	266	218	48	22.02%
Service charges on deposit accounts	220	378	(158)	(41.80)%	572	761	(189)	(24.84)%
Interchange fee income, net	297	313	(16)	(5.11)%	567	584	(17)	(2.91)%
Bank-owned life insurance	90	90	-	-	180	183	(3)	(1.64)%
Other income (loss)	(43)	58	(101)	(174.14)%	(32)	206	(238)	(115.53)%
Gain on sale/call of securities available for sale	-	-	-	-	-	79	(79)	(100.00)%
Gain on sale of mortgage loans held for sale, net	33	6	27	450.00%	45	6	39	650.00%
Total noninterest income	$1,216	$1,400	$(184)	(13.14)%	$2,558	$2,880	$(322)	(11.18)%

The primary changes in noninterest income were:

•	Trust, estate and brokerage fee income increased due to the overall increase in assets under management and stable production from brokerage services.
•	Service charges on deposit accounts have declined primarily as a result of the lower volume of fees generated from nonsufficient fund charges.
•

Changes in other income (loss) was primarily the result of two factors.  First, automated teller machine (“ATM”) surcharge income decreased and the Company recognized losses on the disposal of ATMs, due to the Company outsourcing this activity. Second, income of $214,000 was received during the first quarter of 2020 from the Bank’s ownership interest in Bankers Insurance, LLC.  This income was offset, in part, by pass-through losses of $70,000 from the Bank’s investment in qualified affordable housing projects during the second quarter of 2020.

NONINTEREST EXPENSE

Noninterest expense decreased $620,000 to $4.9 million for the second quarter of 2020 from $5.5 million for the second quarter of 2019.  Noninterest expense decreased $733,000 to $10.5 million for the six months ended June 30, 2020 from $11.2 million for the six months ended June 30, 2019.

The following summarizes noninterest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest Expenses
Salaries and benefits	$2,435	$2,923	$(488)	(16.70)%	$5,387	$5,935	$(548)	(9.23)%
Occupancy	579	604	(25)	(4.14)%	1,243	1,219	24	1.97%
Furniture and equipment	190	275	(85)	(30.91)%	381	558	(177)	(31.72)%
Marketing and business development	107	171	(64)	(37.43)%	216	357	(141)	(39.50)%
Legal, audit and consulting	304	282	22	7.80%	574	531	43	8.10%
Data processing	361	325	36	11.08%	736	679	57	8.39%
Federal Deposit Insurance Corporation assessment	81	93	(12)	(12.90)%	165	187	(22)	(11.76)%
Other operating expenses	832	836	(4)	(0.48)%	1,792	1,761	31	1.76%
Total noninterest expenses	$4,889	$5,509	$(620)	(11.25)%	$10,494	$11,227	$(733)	(6.53)%

The primary changes in noninterest expense were:

•	Salaries and benefits have decreased primarily as a result of origination costs from PPP loans that are recognized as a contra salary expense in accordance with GAAP.
•

Furniture and equipment expenses decreased primarily due to a decrease in depreciation and maintenance from the ATMs, as noted above in noninterest income, that were removed due to the Bank’s outsourcing this service.

•	Marketing and business development expenses decreased due primarily to timing differences in marketing campaigns.
•	Data processing expenses have increased slightly as a result of the heightened level of client transactions for the reported periods.
•	Federal Deposit Insurance Corporation assessments decreased as a result of a reduction in the quarterly assessment multiplier which is based on the various performance metrics.

INCOME TAXES

Income tax expense was $222,000 and $206,000 for the second quarter of 2020 and 2019, respectively, resulting in an effective tax rate of 12.33% and 11.64%, respectively.  Income tax expense was $402,000 and $419,000 for the six months ended June 30, 2020 and 2019, respectively, resulting in an effective tax rate of 11.91% and 11.59%, respectively.  The effective tax rate differed from the statutory federal income tax rate of 21% due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance policies, and community development tax credits. The Company’s estimated tax credits were $234,000 and $276,000 for the six months ended June 30, 2020 and 2019, respectively.

FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019

Summary Balance Sheet
			Increase (Decrease)
(Dollars in thousands)	June 30, 2020	December 31, 2019	Amount	Percent
Total cash and cash equivalents	$79,539	$46,341	$33,198	71.64%
Securities available for sale, at fair value	78,250	79,783	(1,533)	(1.92)%
Total loans	622,660	550,226	72,434	13.16%
Allowance for loan losses	6,400	5,227	1,173	22.44%
Total assets	825,553	722,171	103,382	14.32%
Total deposits	705,806	622,155	83,651	13.45%
Federal Home Loan Bank advances	32,651	16,695	15,956	95.57%
Total shareholders’ equity	71,088	67,122	3,966	5.91%

Growth in assets is primarily attributable to the influx of PPP loans during the period and the increase in excess cash held at the Federal Reserve.  Excess cash held at the Federal Reserve is the result of core deposit growth and one new FHLB advance taken in the second quarter in anticipation of PPP loan funding.  Deposit growth is from existing personal and business relationships, along with new business established from the PPP loan program.

Total loans were $622.7 million as of June 30, 2020 compared with $550.2 million as of December 31, 2019.  Excluding $52.8 million in PPP loans, total loans were $569.8 million on June 30, 2020, representing growth of 3.58% over the prior year end. As noted in the below table, the commercial and industrial loan segment contributed significantly to net loan growth during the six months ended June 30, 2020.  Excluding PPP loans from this category, commercial and industrial loans were $34.3 million or 25.1% growth over year end December 31, 2019.  Our overall loan growth, excluding PPP loans, is in line with our expectations as we anticipated moderate loan growth as a result of COVID-19 and the related decline in economic conditions in our market areas.

Summary of Loans by Segment
			Increase (Decrease)
(Dollars in thousands)	June 30, 2020	December 31, 2019	Amount	Percent
Commercial and industrial	$87,044	$27,404	$59,640	217.63%
Commercial real estate	187,004	181,898	5,106	2.81%
Construction and land	73,701	65,231	8,470	12.98%
Consumer	6,428	5,958	470	7.89%
Student	7,832	8,151	(319)	(3.91)%
Residential real estate	227,917	225,316	2,601	1.15%
Home equity lines of credit	32,734	36,268	(3,534)	(9.74)%
Total	$622,660	$550,226	$72,434	13.16%

Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and related governmental action than others. While we believe our commercial portfolio is adequately diversified, we believe COVID-19 will have a significant adverse impact on certain industries the Company serves, including but not limited to, religious organizations, hospitality, childcare and restaurants.  Additional details related to exposures to these stressed industries are included in the above section titled SIGNIFICANT DEVELOPMENTS – COVID-19 Update.  We continue to monitor the level of concentrations within our loan portfolio, as a whole.  We are also in ongoing conversations with our clients to assess the current and projected impacts of COVID-19 on their businesses.

ASSET QUALITY

As described in further detail in the above section titled SIGNIFICANT DEVELOPMENTS – COVID-19 Update, under the CARES Act, the Company instituted a 90-day loan payment deferral program to qualified clients.  None of these modifications were considered TDRs, in accordance with regulatory and accounting guidance and none were considered impaired.

Nonperforming assets, which include nonperforming loans and other real estate owned, were $12.5 million at June 30, 2020 compared with $6.5 million at December 31, 2019 and $7.1 million at June 30, 2019.  The increase in nonperforming loans was primarily due to one commercial real estate relationship totaling $6.2 million that was modified and is considered a performing TDR.  Loans 90+ days past due represent student loans that were 90+ days past due and accruing and have a 98% guaranty by the U.S. Department of Education.  We continue to monitor the performance of our entire loan portfolio for indications of stress, including identifying certain commercial loan industries that we believe are more susceptible to risk presented by the pandemic.

The following table sets forth certain information with respect of the Company’s nonperforming assets and related metrics:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Nonaccrual loans	$1,547	$989	$2,278
Restructured loans still accruing	8,613	2,471	2,979
Loans 90+ days past due and accruing	975	1,636	484
Total nonperforming loans	11,135	5,096	5,741
Other real estate owned, net	1,356	1,356	1,356
Total nonperforming assets	$12,491	$6,452	$7,097

Allowance for loan losses	$6,400	$5,227	$5,409
Allowance for loan losses to total loans	1.03%	0.95%	0.99%
Nonaccrual loans to total loans	0.25%	0.18%	0.42%
Allowance for loan losses to nonperforming loans	57.48%	102.57%	94.22%
Nonperforming loans to total loans	1.79%	0.93%	1.06%
Nonperforming assets to total assets	1.51%	0.89%	0.99%

At June 30, 2020, the allowance for loan losses was $6.4 million or 1.03% of total loans compared with $5.2 million or 0.95% of total loans at December 31, 2019 and $5.4 million or 0.99% of total loans on June 30, 2019.  Excluding PPP loans, the allowance for loan losses to total loans was 1.12% at June 30, 2020.  The increase in the allowance is due primarily to the increase in qualitative factors of approximately $860,000 during the second quarter of 2020 related to COVID-19 and the current economic conditions, including, but not limited to, the increased unemployment rate for the Commonwealth of Virginia.  The allowance for loan losses was not impacted by PPP loans due to the 100% SBA guaranty for loans funded under this program.

COVID-19 may have a continued adverse effect on the credit quality of our loan portfolio during the remainder of 2020. Disruption to our clients could result in increased loan delinquencies and defaults.  Management believes impaired loans may also increase in the future as a result of the COVID-19 pandemic.

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

As a result of recent legislation, the federal banking agencies developed a Community Bank Leverage Ratio (“CBLR”), which is the ratio of a bank’s tangible equity capital to average total consolidated assets, for financial institutions with assets of less than $10.0 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and qualified community banks will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Pursuant to the CARES Act and related interim final rules, the CBLR will be 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time.  Management did not elect to be subject to the CLBR at June 30, 2020.

Management believes the Bank satisfies all capital adequacy requirements to which it was subject as of June 30, 2020 and December 31, 2019 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Tier 1 Capital:
Common equity	$74,334	$70,312
Unrealized gain on securities available for sale, net	(3,475)	(1,294)
Unrealized benefit obligation for supplemental retirement plans	(155)	(155)
Total Common equity tier 1 capital	70,704	68,863
Tier 2 Capital:
Allowable allowance for loan losses	6,400	5,227
Total Capital	$77,104	$74,090
Risk Weighted Assets	$571,932	$547,202
Regulatory Capital Ratios:
Leverage Ratio	9.00%	9.40%
Common Equity Tier 1 Capital Ratio	12.36%	12.58%
Tier 1 Capital Ratio	12.36%	12.58%
Total Capital Ratio	13.48%	13.54%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At June 30, 2020, liquid assets totaled $139.7 million, or 16.9% of total assets and 18.5% of total liabilities.

Securities provide a constant source of liquidity through paydowns and maturities.  The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures.

The Company believes there could be potential stresses on liquidity management as a direct result of COVID-19. As clients manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. The Federal Reserve and FHLB have established lending facilities that will allow banks to obtain funding specifically for loans that were made under the PPP, and will allow them to retain existing sources of liquidity for our traditional operations.  The Bank did not choose to participate in these lending facilities during the six months ended June 30, 2020.  Additionally, on March 15, 2020, in response to COVID-19, the Federal Reserve reduced reserve requirements for insured depository institutions to 0.00%, which further increased the Bank’s available liquidity.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2020.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2020, the Company’s Board of Directors authorized the Company to repurchase up to 113,512 shares (3% of common stock outstanding on January 1, 2020) beginning January 16, 2020 and continuing until the next reset approved by the Board of Directors.  During the six month period ended June 30, 2020, 2,007 shares of common stock were repurchased at an average price of $20.99 per share. No shares were repurchased during the second quarter of 2020. Under the share repurchase program, the Company has the remaining authority to repurchase up to 111,505 shares of the Company’s common stock as of June 30, 2020.

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

10.1

Employment Agreement, dated August 1, 2020, by and between Fauquier Bankshares, Inc., The Fauquier Bank and Christine E. Headly, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 4, 2020.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: August 7, 2020

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 7, 2020