Form 10-Q
period 2020-09-30
FAUQUIER BANKSHARES, INC.
filed 2020-11-06
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The registrant had 3,794,725 shares of common stock outstanding as of November 6, 2020.

FAUQUIER BANKSHARES, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$10,994	$9,124
Interest-bearing deposits in other banks	62,666	37,203
Federal funds sold	13	14
Securities available for sale, at fair value	84,590	79,783
Restricted investments	1,835	2,016
Mortgage loans held for sale	235	247
Loans	638,103	550,226
Allowance for loan losses	(6,701)	(5,227)
Loans, net	631,402	544,999
Premises and equipment, net	16,790	17,492
Accrued interest receivable	2,635	1,984
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	14,231	13,961
Other assets	13,539	13,992
Total assets	$840,286	$722,171
Liabilities
Deposits:
Noninterest-bearing checking	$179,650	$123,492
Interest-bearing:
Checking	252,627	242,531
Savings and money market accounts	235,718	182,007
Time deposits	71,839	74,125
Total interest-bearing	560,184	498,663
Total deposits	739,834	622,155
Federal Home Loan Bank advances	12,629	16,695
Junior subordinated debt	4,124	4,124
Other liabilities	11,492	12,075
Total liabilities	768,079	655,049
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,794,725 and 3,783,724 shares including 19,843 and 20,352 unvested restricted shares, respectively	16,152	15,964
Retained earnings	52,885	49,787
Accumulated other comprehensive income, net	3,170	1,371
Total shareholders’ equity	72,207	67,122
Total liabilities and shareholders’ equity	$840,286	$722,171

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$6,348	$6,651	$19,322	$19,795
Interest and dividends on securities:
Taxable interest income	338	355	1,081	1,089
Tax-exempt interest	107	89	306	263
Dividends	29	57	84	127
Interest on deposits in other banks	19	210	113	547
Total interest income	6,841	7,362	20,906	21,821
Interest Expense
Interest on deposits	420	930	1,666	2,727
Interest on federal funds purchased	-	-	-	14
Interest on Federal Home Loan Bank advances	78	190	225	523
Interest on Junior subordinated debt	49	51	148	149
Total interest expense	547	1,171	2,039	3,413
Net interest income	6,294	6,191	18,867	18,408
Provision for loan losses	345	-	1,606	255
Net interest income after provision for loan losses	5,949	6,191	17,261	18,153
Noninterest Income
Trust and estate fees	681	442	1,641	1,285
Brokerage fees	127	115	393	333
Service charges on deposit accounts	259	382	831	1,142
Interchange fee income, net	333	394	900	979
Bank-owned life insurance	90	92	270	275
Other income (loss)	(27)	188	(59)	392
Gain on sale of securities available for sale	-	-	-	79
Gain (loss) on sale of mortgage loans held for sale, net	15	(3)	60	2
Total noninterest income	1,478	1,610	4,036	4,487
Noninterest Expenses
Salaries and benefits	3,076	3,035	8,463	8,968
Occupancy	586	561	1,829	1,781
Furniture and equipment	196	269	577	827
Marketing and business development	114	129	329	487
Legal, audit and consulting	301	270	875	801
Data processing	338	353	1,074	1,031
Federal Deposit Insurance Corporation assessment	95	-	260	187
Merger related expenses	43	-	43	-
Other operating expenses	921	802	2,713	2,561
Total noninterest expenses	5,670	5,419	16,163	16,643
Income before income taxes	1,757	2,382	5,134	5,997
Income tax expense	210	330	613	749
Net Income	$1,547	$2,052	$4,521	$5,248
Earnings per share, basic	$0.41	$0.54	$1.19	$1.39
Earnings per share, diluted	$0.41	$0.54	$1.19	$1.38
Dividends per share	$0.125	$0.12	$0.375	$0.36

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$1,547	$2,052	$4,521	$5,248
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of tax, $9, $(100), $(571) and $(619), respectively	(34)	374	2,147	2,328
Reclassification adjustment for gains on securities available for sale, net of tax, $0, $0, $0 and $17, respectively	-	-	-	(62)
Change in fair value of interest rate swap, net of tax, $(11), $37, $93 and $98, respectively	45	(141)	(348)	(369)
Total other comprehensive income, net of tax, $(2), $(63), $(478) and $(504), respectively	11	233	1,799	1,897
Total comprehensive income	$1,558	$2,285	$6,320	$7,145

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2019	$15,890	$47,090	$1,126	$64,106
Net income	-	2,052	-	2,052
Other comprehensive income, net of tax, $(63)	-	-	233	233
Cash dividends ($0.12 per share)	-	(455)	-	(455)
Amortization of unearned compensation, restricted stock awards	40	-	-	40
Balance, September 30, 2019	$15,930	$48,687	$1,359	$65,976

Balance, June 30, 2020	$16,117	$51,812	$3,159	$71,088
Net income	-	1,547	-	1,547
Other comprehensive income, net of tax, $(2)	-	-	11	11
Cash dividends ($0.125 per share)	-	(474)	-	(474)
Amortization of unearned compensation, restricted stock awards	35	-	-	35
Balance, September 30, 2020	$16,152	$52,885	$3,170	$72,207

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	5,248	-	5,248
Other comprehensive income, net of tax effect, $(504)	-	-	1,897	1,897
Cash dividends ($0.36 per share)	-	(1,364)	-	(1,364)
Amortization of unearned compensation, restricted stock awards	114	-	-	114
Issuance of common stock - unvested shares (5,884 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	95	-	-	95
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, September 30, 2019	$15,930	$48,687	$1,359	$65,976

Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122
Net income	-	4,521	-	4,521
Other comprehensive income, net of tax, $(478)	-	-	1,799	1,799
Cash dividends ($0.375 per share)	-	(1,423)	-	(1,423)
Amortization of unearned compensation, restricted stock awards	104	-	-	104
Issuance of common stock - unvested shares (7,889 shares)	-	-	-	-
Issuance of common stock - vested shares (4,293 shares)	90	-	-	90
Issuance of common stock - performance-based restricted stock units (826 shares)	18	-	-	18
Repurchase of common stock (2,007 shares)	(24)	-	-	(24)
Balance, September 30, 2020	$16,152	$52,885	$3,170	$72,207

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$4,521	$5,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	809	967
Provision for loan losses	1,606	255
(Gain) loss on interest rate swaps	(3)	8
Gain on sales of securities available for sale	-	(79)
Amortization of security premiums, net	377	330
Amortization of unearned compensation, net of forfeiture	22	190
Issuance of vested restricted stock	108	95
Bank-owned life insurance income	(270)	(275)
Originations of mortgage loans held for sale	(2,761)	(2,362)
Proceeds from mortgage loans held for sale	2,833	864
Gain on mortgage loans held for sale	(60)	(2)
Changes in assets and liabilities:
Increase in other assets	(678)	(4,998)
Increase (decrease) in other liabilities	(993)	4,916
Net cash provided by operating activities	5,511	5,157
Cash Flows from Investing Activities
Proceeds from sales, maturities, calls and principal payments of securities available for sale	10,500	19,934
Purchase of securities available for sale	(12,966)	(17,990)
Purchase of premises and equipment	(107)	(500)
(Purchase) redemption of restricted investments, net	181	(331)
Loan originations, net	(87,953)	4,270
Net cash provided by (used in) investing activities	(90,345)	5,383
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	119,965	(29,926)
Increase (decrease) in time deposits	(2,286)	8,288
Increase (decrease) in Federal Home Loan Bank advances	(4,066)	5,937
Cash dividends paid on common stock	(1,423)	(1,364)
Repurchase of common stock	(24)	(21)
Net cash provided by (used in) financing activities	112,166	(17,086)
Increase (decrease) in cash and cash equivalents	27,332	(6,546)
Cash and Cash Equivalents
Beginning	46,341	67,110
Ending	$73,673	$60,564
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,121	$3,159
Income taxes	$785	$640

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale, net of tax	$2,147	$2,266
Unrealized loss on interest rate swap, net of tax	$(348)	$(369)

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.General

The consolidated financial statements include the accounts of Fauquier Bankshares, Inc. (the “Company”) and its wholly-owned subsidiary, The Fauquier Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Fauquier Bank Services, Inc. and Specialty Properties Acquisitions - VA, LLC. Specialty Properties Acquisitions - VA, LLC was formed with the sole purpose of holding foreclosed property. The consolidated financial statements do not include the accounts of Fauquier Statutory Trust II, a wholly-owned subsidiary of the Company. In consolidation, significant intercompany financial balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The notes included herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results expected for the full year or any other interim period.  Due to the significant uncertainties related to the ultimate duration of the novel coronavirus (“COVID-19”) pandemic and measures taken in response thereto, it is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including that the credit quality of the Company’s loan portfolio may decline and loan defaults could increase.

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. No reclassifications were significant and there was no effect on net income.

Business Combination

On October 1, 2020, the Company and Virginia National Bankshares Corporation (“Virginia National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Virginia National (the “Merger”).  As a result of the Merger, the holders of shares of the Company's common stock will receive 0.6750 shares of Virginia National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the first quarter of 2021, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

Recent Accounting Pronouncements and Other Regulatory Statements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU Nos. 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Changes under ASU No. 2016-13 and subsequent updates represent a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company established a working group to evaluate the impact these changes will have on the Company’s financial statements and related disclosures. The Company also contracted with a third-party for credit modeling in accordance with ASU No. 2016-13.  The Company has focused on model validations, the development of processes and related controls, and the evaluation of parallel runs. The Company has not yet determined an estimate of the effect of these changes.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of the SEC’s interpretative guidance to align with FASB Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.”  The SAB covers topics including (i) measuring current expected credit losses; (ii) development, governance, and documentation of a systematic methodology; (iii) documenting the results of a systematic methodology; and (iv) validating a systematic methodology.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): “Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU No. 2018-13 modified the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU No. 2018-13 was effective for the Company on January 1, 2020.  The Company’s adoption of ASU No. 2018-13 has not had a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements were deleted while the following disclosure requirements were added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU No. 2018-14 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.”  This ASU is expected to reduce the cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU No. 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  This ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU No. 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarified that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU No. 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. This ASU also provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate the impact of the reference rate reform on the Company’s consolidated financial statements.

On June 28, 2018, the SEC adopted amendments to the definition of “smaller reporting company” that were effective on September 10, 2018.  Under the amended definition, generally, a company qualifies as a “smaller reporting company” if (i) it has public float of less than $250 million or (ii) it has less than $100 million in annual revenues and (a) no public float or (b) public float of less than $700 million.  Because of the Company’s public float being less than $250 million as of the measurement date in 2019, the Company is considered a smaller reporting company with respect to its SEC filings. On March 12, 2020, the SEC finalized amendments to its definitions of “accelerated filer” and “large accelerated filer.”  The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  For the Company, this will be its annual report on Form 10-K with respect to the year ending December 31, 2020.  Pursuant to Section 404(b) of the Sarbanes-Oxley Act, the classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an external auditor attestation concerning the effectiveness of a company’s internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K. The Company has complied with such requirements during the years it was considered an accelerated filer.  The SEC’s March 2020 definition amendments exclude from the accelerated filer and large accelerated filer definitions an issuer that (i) is eligible to be a smaller reporting company and (ii) had annual revenues of less than $100 million in the most recent fiscal year.  Such entity can now be considered a “non-accelerated filer.”  With respect to the 2020 fiscal year, the Company expects to continue to be a smaller reporting company and no longer be considered an accelerated filer. This would mean the Company would not be required to obtain the external auditor attestation of its ICFR.  If the Company’s annual revenues exceed $100 million, its category may change back to that of an accelerated filer.  Non-accelerated filers have additional time to file quarterly and annual financial statements.

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (collectively, “the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of September 30, 2020.

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. ASU No. 2020-08 states that all entities should apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Note 2.Securities

The amortized cost and fair value of securities available for sale, with unrealized gains and losses follows:

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$60,791	$3,040	$(16)	$63,815
Obligations of states and political subdivisions	19,444	1,401	(70)	20,775
	$80,235	$4,441	$(86)	$84,590

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,090	$937	$(86)	$63,941
Obligations of states and political subdivisions	15,054	802	(14)	15,842
	$78,144	$1,739	$(100)	$79,783

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2020
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,055	$1,065
Due after one year through five years	16,204	17,221
Due after five years through ten years	10,396	11,032
Due after ten years	52,580	55,272
	$80,235	$84,590

During the nine months ended September 30, 2020 and 2019, securities purchased were $13.0 million and $18.0 million, respectively. During the nine months ended September 30, 2020 and 2019, proceeds from maturities, calls and principal payments of securities were $10.5 million and $13.9 million, respectively.  During the nine months ended September 30, 2020 there were no securities sold.  During the nine months ended September 30, 2019, securities sold were $6.0 million.  There were no impairment losses on securities during the three and nine months ended September 30, 2020 and 2019.

The following table shows the Company’s securities with gross unrealized losses, by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019.

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$6,097	$(16)	$-	$-	$6,097	$(16)
Obligations of states and political subdivisions	4,081	(70)	-	-	4,081	(70)
Total temporary impaired securities	$10,178	$(86)	$-	$-	$10,178	$(86)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$11,460	$(42)	$5,651	$(44)	$17,111	$(86)
Obligations of states and political subdivisions	2,049	(14)	-	-	2,049	(14)
Total temporary impaired securities	$13,509	$(56)	$5,651	$(44)	$19,160	$(100)

There were 12 debt securities totaling $10.1 million of aggregate fair value considered temporarily impaired at September 30, 2020. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at September 30, 2020, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, no securities have been in an unrealized loss position continuously for more than 12 months, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

The carrying value of securities pledged to secure deposits and for other purposes was $16.7 million and $16.6 million at September 30, 2020 and December 31, 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.  A provision in the CARES Act included the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”).  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation. The Commercial and

Industrial loan portfolio segment in the tables below include 549 PPP loans that totaled $53.1 million at September 30, 2020. There were no loans that were forgiven at September 30, 2020.

The following tables present the total allowance for loan losses by portfolio segment for the periods presented.

	September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Charge-offs	(148)	-	-	(21)	(8)	-	-	-	(177)
Recoveries	11	14	-	20	-	-	-	-	45
Provision (recovery)	699	361	294	(18)	31	263	(24)	-	1,606
Ending balance, September 30, 2020	$858	$2,163	$946	$135	$88	$1,859	$302	$350	$6,701
Ending balances individually evaluated for impairment	$20	$60	$-	$-	$-	$-	$-	$-	$80
Ending balances collectively evaluated for impairment	$838	$2,103	$946	$135	$88	$1,859	$302	$350	$6,621
Loans
Individually evaluated for impairment	$509	$8,369	$-	$-	$-	$377	$-		$9,255
Collectively evaluated for impairment	88,473	191,404	72,465	6,264	7,333	232,147	30,762		628,848
Ending balance, September 30, 2020	$88,982	$199,773	$72,465	$6,264	$7,333	$232,524	$30,762		$638,103

	September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(93)	-	-	(24)	(12)	-	-	-	(129)
Recoveries	2	77	-	14	-	-	-	-	93
Provision (recovery)	162	(34)	15	10	9	137	(44)	-	255
Ending balance, September 30, 2019	$554	$1,781	$650	$145	$65	$1,448	$402	$350	$5,395

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(328)	-	-	(50)	(13)	-	-	-	(391)
Recoveries	2	80	-	14	-	-	-	-	96
Provision (recovery)	139	(30)	17	45	10	285	(120)	-	346
Ending balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Ending balances individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$-	$229
Ending balances collectively evaluated for impairment	$296	$1,559	$652	$154	$65	$1,596	$326	$350	$4,998
Loans
Individually evaluated for impairment	$187	$2,847	$233	$-	$-	$379	$-		$3,646
Collectively evaluated for impairment	27,217	179,051	64,998	5,958	8,151	224,937	36,268		546,580
Ending balance, December 31, 2019	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268		$550,226

Loans by credit quality indicators were as follows at the dates presented:

	September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$88,139	$188,682	$70,110	$6,261	$7,333	$225,260	$28,785	$614,570
Special mention	212	9,291	2,289	3	-	321	127	12,243
Substandard	631	1,800	66	-	-	6,943	1,850	11,290
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$88,982	$199,773	$72,465	$6,264	$7,333	$232,524	$30,762	$638,103

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,555	$175,063	$62,231	$5,955	$8,151	$218,686	$34,218	$530,859
Special mention	422	3,487	2,594	3	-	336	127	6,969
Substandard	427	3,348	406	-	-	6,294	1,923	12,398
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268	$550,226

The past due status of loans at the dates presented were:

	September 30, 2020
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$11	$43	$640	$694	$88,288	$88,982	$131	$509
Commercial real estate	-	-	357	357	199,416	199,773	-	357
Construction and land	318	-	-	318	72,147	72,465	-	-
Consumer	24	-	7	31	6,233	6,264	7	-
Student	311	265	509	1,085	6,248	7,333	509	-
Residential real estate	708	383	379	1,470	231,054	232,524	-	379
Home equity lines of credit	129	-	-	129	30,633	30,762	-	-
Total	$1,501	$691	$1,892	$4,084	$634,019	$638,103	$647	$1,245

	December 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$330	$-	$34	$364	$27,040	$27,404	$34	$-
Commercial real estate	-	-	989	989	180,909	181,898	-	989
Construction and land	5,472	-	-	5,472	59,759	65,231	-	-
Consumer	11	1	-	12	5,946	5,958	-	-
Student	345	220	1,204	1,769	6,382	8,151	1,205	-
Residential real estate	739	109	397	1,245	224,071	225,316	397	-
Home equity lines of credit	389	-	-	389	35,879	36,268	-	-
Total	$7,286	$330	$2,624	$10,240	$539,986	$550,226	$1,636	$989

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	September 30, 2020
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial real estate	$7,578	$7,578	$-	$7,938	$242
Residential real estate	377	377	-	378	4
With an allowance recorded:
Commercial and industrial	$509	$509	$20	$509	$8
Commercial real estate	791	791	60	801	28
Total:
Commercial and industrial	$509	$509	$20	$509	$8
Commercial real estate	8,369	8,369	60	8,739	270
Residential real estate	377	377	-	378	4
Total	$9,255	$9,255	$80	$9,626	$282

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	1,048	1,048	-	1,213	61
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
With an allowance recorded:
Commercial real estate	1,799	1,813	229	1,806	38
Total:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	2,847	2,861	229	3,019	99
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
Total	$3,646	$3,660	$229	$4,184	$153

TDRs are those loans for which a concession has been granted to a borrower experiencing financial difficulties. TDRs are identified at the point when the borrower enters into a modification agreement.  The following table summarizes a modification that was classified as a TDR during the nine months ended September 30, 2020.  There were no loan modifications that were classified as TDRs during the three months ended September 30, 2020 or during the three and nine months ended September 30, 2019.

(Dollars in thousands)	Nine Months Ended September 30, 2020
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$6,221	$6,221

TDRs are considered impaired loans and are individually evaluated for impairment in the determination of the allowance for loan losses.  TDR payment defaults occur when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or the TDR becomes 90 days or more past due. There were no TDR defaults during the three and nine months ended September 30, 2020 and 2019.  At September 30, 2020, there were five loans totaling $8.4 million that have been identified as TDRs, which were current and performing in accordance with the modified terms.  At December 31, 2019, there were five loans in the portfolio, totaling $2.5 million, that were identified as TDRs, which were current and performing in accordance with the modified terms.

At September 30, 2020 and 2019, the Company had no foreclosed residential real estate property in its possession or in the process of foreclosure.

In response to COVID-19 and under the provisions of the CARES Act, the Company established a short-term loan modification program, allowing the deferral of scheduled payments for a 90-day period beginning in April 2020.  Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not considered TDRs. Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered.  The Company modified 194 loans totaling $92.8 million under this initial payment deferral program.  As of September 30, 2020, 94% of these deferments have ended and have returned to their normal payment schedules, while subsequent deferments totaling $5.5 million have been granted to 7 borrowers, consisting of 2 commercial and industrial loans, 1 commercial real estate loan, 1 construction and land loan, and 3 residential real estate loans.  These additional deferrals remained within the CARES Act and the March 2020 interagency guidance and were not considered TDRs.

Note 4.Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II (“Trust II”), privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, Trust II used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at September 30, 2020 and December 31, 2019 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036.  By entering into this agreement, the Company converted a floating rate liability into a fixed rate liability through the maturity date of September 15, 2020. Under the terms of the agreement, the Company received interest quarterly at the rate equivalent to the three-month LIBOR plus 1.70%, repricing every three months on the same date as the Company’s Junior Subordinated Debt and paid interest monthly at the fixed rate of 3.21%. In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031. Interest expense on these interest rate swaps was $28,000 and $9,000 for the three months ended September 30, 2020 and 2019, respectively, and $69,000 and $20,000 for the nine months ended September 30, 2020 and 2019, respectively. These swaps are designated as cash flow hedges with changes in the fair value recorded through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans on February 11, 2015 and April 7, 2015. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest expense on these swaps was $19,000 for the three months ended September 30, 2020 and interest income was $7,000 for the three months ended September 30, 2019.  Interest expense for these swaps was $37,000 for the nine months ended September 30, 2020 and interest income was

$25,000 for the nine months ended September 30, 2019. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.  On July 28, 2020, one of these swap agreements with a notional/contract amount of $1.2 million was terminated resulting in a termination fee of $89,200.

Cash collateral held at other banks for these swaps was $1.1 million and $730,000 at September 30, 2020 and December 31, 2019, respectively. Collateral is dependent on the market valuation of the underlying hedges.

The following table summarizes the Company’s derivative instruments as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(541)	Other Liabilities	6/15/2031
Interest rate swap - fair value	4,112	(93)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(41)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(59)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,167	(17)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,230	(23)	Other Liabilities	2/12/2022

Note 6.Earnings Per Share

The components of the Company’s earnings per share calculations are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,794,725	$0.41	3,784,934	$0.54	3,792,700	$1.19	3,782,943	$1.39
Effect of dilutive stock awards	6,554		5,912		6,544		8,320
Diluted earnings per share	3,801,279	$0.41	3,790,846	$0.54	3,799,244	$1.19	3,791,263	$1.38

Unvested restricted shares have voting rights and receive nonforfeitable dividends during the vesting period; therefore, they are included in calculating basic earnings per share. The portion of unvested performance-based restricted stock units that are expected to vest, but have not yet been awarded, are included in the calculation of diluted earnings per share.  Performance-based restricted stock units are expected to vest prior to the completion of the Merger.

Note 7.Share-based Compensation

Stock Incentive Plan

On May 21, 2019, the shareholders of the Company approved the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (the “Plan”).  The Plan superseded the Company’s stock incentive plan that was approved by shareholders in 2009.  Under the Plan, awards of options, restricted stock, and other stock-based awards may be granted to employees, directors or consultants of the Company or any affiliate.  The effective date of the Plan was May 21, 2019.  The Plan has a termination date of May 21, 2029. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions. The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date on which these shares were awarded. The restricted shares issued to certain executive officers are subject to a vesting period, whereby the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized on the date the shares are granted.  Compensation expense for restricted shares was $35,000 and $40,000, net of forfeitures, for the three months ended September 30, 2020 and 2019, respectively, and $194,000 and $208,000 for the nine months ended September 30, 2020 and 2019, respectively.  The total unrecognized compensation expense related to restricted shares was $203,000 and $200,000 for the nine months ended September 30, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023.  Restricted stock expense is expected to be accelerated upon the completion of the Merger.

A summary of the status of the Company’s unvested restricted shares granted under the Plan is presented below:

	September 30, 2020		September 30, 2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	20,352	$20.20	22,569	$17.98
Granted	12,182	20.95	12,058	21.69
Vested	(10,684)	19.14	(10,553)	17.84
Forfeited or surrendered	(2,007)	19.21	(440)	14.98
Unvested shares, ending	19,843	$21.33	23,634	$20.10

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted for subsequent changes in the market value.  Performance-based restricted stock units are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the units were awarded.  Until vesting, the shares underlying the units are not issued and are not included in shares outstanding.  Vesting is contingent upon the Company’s reaching predetermined performance goals as compared with a predetermined peer group of banks.  Compensation expense for performance-based restricted stock units was $17,000, net of forfeitures, for each of the three months ended September 30, 2020 and 2019, and $(82,000) and $71,000 for the nine months ended September 30, 2020 and 2019, respectively.  The total unrecognized compensation expense related to performance-based restricted stock units was $98,000 and $104,000 for the nine months ended September 30, 2020 and 2019, respectively.  This expense is expected to be recognized through 2023.  Expenses associated with performance-based restricted stock units are expected to be accelerated upon the completion of the Merger.

A summary of the status of the Company’s unvested performance-based restricted stock units is presented below:

	September 30, 2020		September 30, 2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	30,012	$18.90	22,103	$17.90
Granted	7,889	20.95	7,909	21.69
Vested	(826)	19.74	-	-
Forfeited	(11,701)	16.92	-	-
Unvested shares, ending	25,374	$20.43	30,012	$18.98

Note 8.Employee Benefit Plans

The Company has supplemental executive retirement plans (“SERP”) for certain executives in which the contributions are solely funded by the Company.  Benefits are to be paid in monthly installments following retirement or death. The SERP liability was $2.9 million at September 30, 2020 and December 31, 2019. For the three months ended September 30, 2020 and 2019, SERP expenses were $71,000 and $75,000, respectively, and $213,000 and $222,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution equal to 100% on the first 6% of compensation deferred, for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) plan expenses were $176,000 and $181,000 for the three months ended September 30, 2020 and 2019, respectively, and $582,000 and $592,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company maintains a Director Deferred Compensation Plan (“Deferred Compensation Plan”). This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash-in-lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Deferred Compensation Plan during the three and nine months ended September 30, 2020 and 2019.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is funded solely by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense for the three months ended September 30, 2020 and 2019 was $6,000 and $20,000, respectively, and $21,000 and $57,000 for the nine months ended September 30, 2020 and 2019, respectively.  Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program.  Income on these life insurance policies was $7,000 for each of the three months ended September 30, 2020 and 2019, respectively, and $21,000 for each of the nine months ended September 30, 2020 and 2019, respectively.  The Company has recorded on its consolidated balance sheets $1.4 million in cash surrender value of these policies at September 30, 2020 and December 31, 2019 and accrued liabilities of $155,000 and $153,000 at September 30, 2020 and December 31, 2019, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at September 30, 2020:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,815	$-	$63,815	$-
Obligations of states and political subdivisions	20,775	-	20,775	-
Total available for sale securities	84,590	-	84,590	-
Mutual funds	419	419	-	-
Total	$85,009	$419	$84,590	$-
Liabilities at September 30, 2020:
Interest rate swaps	$634	$-	$634	$-
Total	$634	$-	$634	$-
Assets at December 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,941	$-	$63,941	$-
Obligations of states and political subdivisions	15,842	-	15,842	-
Total available for sale securities	79,783	-	79,783	-
Mutual funds	403	403	-	-
Total	$80,186	$403	$79,783	$-
Liabilities at December 31, 2019:
Interest rate swaps	140	$-	$140	$-
Total	$140	$-	$140	$-

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during the three and nine months ended September 30, 2020 and 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

Impaired Loans:  A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loans or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is in the process of construction or if an appraisal of the real estate property is more than one-year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal of one-year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: Other real estate owned is measured at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers other real estate owned as Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.

	September 30, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$235	$-	$235	$-
Impaired loans, net	1,220	-	-	1,220
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$247	$-	$247	$-
Impaired loans, net	1,570	-	-	1,570
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at September 30, 2020 and December 31, 2019.

	September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,220	Appraised values	Age of appraisal, current market conditions, experience within local market	5%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,576

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,570	Appraised values	Age of appraisal, current market conditions, experience within local market	13%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,926

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

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2020
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$73,673	$73,673	$-	$-	$73,673
Securities available for sale	84,590	-	84,590	-	84,590
Restricted investments	1,835	-	1,835	-	1,835
Mortgage loans held for sale	235	-	235	-	235
Loans, net	631,402	-	-	630,236	630,236
Accrued interest receivable	2,635	-	2,635	-	2,635
Mutual funds	419	419	-	-	419
Bank-owned life insurance	14,231	-	14,231	-	14,231
Total financial assets	$809,020	$74,092	$103,526	$630,236	$807,854
Liabilities
Deposits	$739,834	$-	$740,308	$-	$740,308
FHLB advances	12,629	-	13,199	-	13,199
Junior subordinated debt	4,124	-	4,058	-	4,058
Accrued interest payable	135	-	135	-	135
Interest rate swaps	634	-	634	-	634
Total financial liabilities	$757,356	$-	$758,334	$-	$758,334

	December 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$46,341	$46,341	$-	$-	$46,341
Securities available for sale	79,783	-	79,783	-	79,783
Restricted investments	2,016	-	2,016	-	2,016
Mortgage loans held for sale	247		247	-	247
Loans, net	544,999	-	-	541,367	541,367
Accrued interest receivable	1,984	-	1,984	-	1,984
Mutual funds	403	403	-	-	403
Bank-owned life insurance	13,961	-	13,961	-	13,961
Total financial assets	$689,734	$46,744	$97,991	$541,367	$686,102
Liabilities
Deposits	$622,155	$-	$622,295	$-	$622,295
FHLB advances	16,695	-	16,724	-	16,724
Junior subordinated debt	4,124	-	4,446	-	4,446
Accrued interest payable	217	-	217	-	217
Interest rate swaps	140	-	140	-	140
Total financial liabilities	$643,331	$-	$643,822	$-	$643,822

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

Note 10.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019 were:

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2018	$172	$(850)	$140	$(538)
Other comprehensive income (loss) before reclassifications	(369)	2,266	-	1,897
Balance, September 30, 2019	$(197)	$1,416	$140	$1,359

Balance, December 31, 2019	$(78)	$1,292	$157	$1,371
Other comprehensive income (loss) before reclassifications	(348)	2,147	-	1,799
Balance, September 30, 2020	$(426)	$3,439	$157	$3,170

Note 11.Investment in Affordable Housing Projects

The Company invests in certain qualified affordable housing projects located in the Commonwealth of Virginia.  The general purpose of these investments is to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $3.9 million and $4.2 million in other assets at September 30, 2020 and December 31, 2019, respectively, and $397,000 and $749,000 in other liabilities related to unfunded capital calls through 2023 at September 30, 2020 and December 31, 2019, respectively. The related federal tax credits, included in income tax expense in the consolidated statements of operations, for the nine months ended September 30, 2020 and 2019 were $350,000 and $414,000, respectively.  There were $89,000 and $47,000 in flow-through losses recorded in noninterest income during the three months ended September 30, 2020 and 2019, respectively, and $317,000 and $191,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 12.Leases

The following tables present information about the Company’s leases at the dates indicated:

(Dollars in thousands)	September 30, 2020
Lease liability	$4,697
Right-of-use asset	$4,634
Weighted average remaining lease term	8.04 years
Weighted average discount rate	3.55%

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Lease Expense
Operating lease expense	$200	$200	$611	$610
Short-term lease expense	7	5	16	11
Total lease expense	$207	$205	$627	$621

Cash paid for amounts included in lease liabilities	$168	$165	$502	$533

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability at September 30, 2020:

(In thousands)
Undiscounted Cash Flow	September 30, 2020
Three months ending December 31, 2020	$112
Twelve months ending December 31, 2021	682
Twelve months ending December 31, 2022	694
Twelve months ending December 31, 2023	707
Twelve months ending December 31, 2024	646
Thereafter	2,603
Total undiscounted cash flows	$5,444
Less: Discount	(747)
Lease liability	$4,697

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Combination

On October 1, 2020, Fauquier Bankshares, Inc. (the “Company”, or “Fauquier”) and Virginia National Bankshares Corporation (“Virginia National”) announced a definitive agreement (the “Merger Agreement”) to combine in a strategic merger pursuant to which Fauquier will merge with and into Virginia National (the “Merger”) with Virginia National as the surviving company.  As a result of the Merger, the holders of shares of Fauquier’s common stock will receive 0.6750 shares of Virginia National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the first quarter of 2021, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about (i) the benefits, expenses and expected completion date of the merger between Virginia National and Fauquier; (ii) Fauquier’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts; and (iii) other statements identified by words such as “may”, “assumes”, “approximately”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, or words of similar meaning generally intended to identify forward-looking statements. These forward-looking statements are based upon the current beliefs and expectations of the management of Fauquier and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are subject to various risks, uncertainties and assumptions with respect to future business strategies and decisions that are subject to change and difficult to predict with regard to timing, extent, likelihood and degree of occurrence. As a result, although Fauquier believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, actual results may differ materially from any projected future results performance or achievements expressed or implied by such forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of Virginia National and Fauquier may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected; (3) deposit attrition, operating costs, customer losses and business disruption following the Merger, including adverse effects on relationships with employees and customers, may be greater than expected; (4) the regulatory approvals required for the Merger may not be obtained on the proposed terms or on the anticipated schedule; (5) the shareholders of Virginia National or Fauquier may fail to approve the Merger; (6) economic, legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which Virginia National and Fauquier are engaged; (7) the interest rate environment may further compress margins and adversely affect net interest income; (8) results may be adversely affected by continued diversification of assets and adverse changes to credit quality; (9) competition from other financial services companies in Virginia National’s and Fauquier’s markets could adversely affect operations; (10) an economic slowdown could adversely affect credit quality and loan originations; (11) the novel coronavirus (“COVID-19”) pandemic is adversely affecting Virginia National, Fauquier, and their respective customers, employees and third-party service providers; the adverse impacts of the pandemic on their respective business, financial position, operations and prospects have been material, and it is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operation conditions will return; and (12) other factors that may affect future results of Virginia National and Fauquier, including: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the bank regulatory agencies and legislative and regulatory actions and reforms. Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Fauquier’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the SEC and available on the SEC’s Internet site (http://www.sec.gov).

Readers are cautioned not to rely too heavily on the forward-looking statements contained in this report.  Forward-looking statements speak only as of the date they are made and Fauquier does not undertake any obligation to update, revise or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic as a result of the global spread of the illness.  In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders and strict social distancing.

To the extent the economic impacts of COVID-19 continue for a prolonged period and conditions stagnate or worsen, the Company’s provision for loan losses, net interest income and overall profitability may be adversely affected.

Business Continuity

The Company remains committed to adhering to health and safety-related requirements and best practices across all locations by taking proactive and disciplined steps to promote safety and overall wellbeing of employees, clients, shareholders and communities.  The Company’s Enterprise Risk Management framework, which is governed by the Board of Directors, the Company’s Business Continuity Plan and the Bank’s Incident Response Plan remain integral parts of monitoring day to day business activities.  The Company has not furloughed nor does the Company expect to furlough any employees. Management continues to closely monitor business activities and has or will adjust accordingly as the health and safety of all constituents continues to be the priority.

Paycheck Protection Program (“PPP”)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.  The CARES Act included the creation of the PPP through the Small Business Administration (“SBA”).  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation.  The Company disbursed $53.1 million in PPP loans to 549 borrowers through September 30, 2020.  There were no loans that were forgiven during the three and nine months ended September 30, 2020, however as of October 26, 2020, approximately $600,000 of PPP loans have been forgiven.

The following table summarizes the details of the Company’s PPP loans:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2020
PPP loans originated	$324	$53,082
Average PPP loans outstanding	$54,725	$30,876
PPP average loan size	$46	$97
PPP interest income, net	$330	$500
PPP weighted average processing fee	5.00%	4.00%
Average yield on PPP loans	2.34%	3.43%

Short-term Loan Modifications

In response to COVID-19 and under the provisions of the CARES Act, the Company established a short-term loan modification program, allowing the deferral of scheduled payments for a 90-day period beginning in April 2020.  Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not considered TDRs.  Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered.  The Company modified 194 loans totaling $92.8 million under this initial payment deferral program.  As of September 30, 2020, 94% of these deferments have ended and have returned to their normal payment schedules, while subsequent deferments totaling $5.5 million have been granted to 7 borrowers, consisting of 2 commercial and industrial loans, 1 commercial real estate loan, 1 construction and land loan, and 3 residential real estate loans.  These additional deferrals remained within the CARES Act and the March 2020 interagency guidance and were not considered TDRs.  The following table summarizes loans modified by category at September 30, 2020 and June 30, 2020.

	September 30, 2020			June 30, 2020
(Dollars in thousands)	Balance	Loan Deferrals	Deferrals to Total Loans	Balance	Loan Deferrals	Deferrals to Total Loans
Commercial and industrial	$88,982	$36	0.01%	$87,044	$6,612	1.06%
Commercial real estate	199,773	2,575	0.40%	187,004	67,789	10.89%
Construction and land	72,465	1,546	0.24%	73,701	2,676	0.43%
Consumer	6,264	-	-	6,428	147	0.02%
Student	7,333	-	-	7,832	-	-
Residential real estate	232,524	1,353	0.21%	227,917	15,591	2.50%
Home equity lines of credit	30,762	-	-	32,734	-	-
Total	$638,103	$5,510	0.86%	$622,660	$92,815	14.91%

Borrowers whose industries are expected to be stressed by COVID-19, include, but are not limited to, religious organizations, hospitality, childcare and restaurants.  The following table summarizes these industries as it relates to the Company’s loan portfolio at September 30, 2020 and June 30, 2020:

(Dollars in thousands)	September 30, 2020
Loan Category	Balance	Percent of Total Loans
Religious Organizations	$25,842	4.05%
Hospitality	14,532	2.28%
Childcare	14,632	2.29%
Restaurants	12,296	1.93%
	$67,302	10.55%

Refer to Note 3 of the consolidated financial statements for additional disclosures related to TDRs as of September 30, 2020.

Net Interest income

While net interest income has been significantly impacted by the lower interest rate environment during 2020, the Company’s interest income has benefited from PPP loans and related processing fees.  PPP loans carry a fixed rate of 1.0% with a two-year contractual maturity.  For the three and nine months ended September 30, 2020, PPP loans contributed approximately $322,000 and $483,000, respectively to the Company’s net interest income, with the average yield of 2.34% and 3.43% for the three and nine months ended September 30, 2020 and 2019, respectively.  At September 30, 2020, the Company collected $2.1 million in processing fees, of which $1.8 million remains unearned.

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

Financial highlights include:

•

Net income of $1.5 million for the third quarter, a decrease of 24.61% when compared to the third quarter of 2019.  Year to date net income of $4.5 million, a decrease of 13.85% compared to the first nine months of 2019;

•

Net interest margin of 3.22% for the third quarter, a decrease 51 basis points when compared to the third quarter of 2019.  Year to date net interest margin of 3.48%, a decrease of 30 basis points compared to the first nine months of 2019;

•	Total loans of $638.1 million, an increase of 15.97% when compared to December 31, 2019;
•	Allowance for loan losses increased to $6.7 million, compared to $5.2 million as of December 31, 2019;
•

Provision for loan losses of $345,000 for the third quarter of 2020 compared to no provision for loan losses for the third quarter of 2019.  Year to date provision for loan losses increased to $1.6 million compared to $255,000 for the first nine months of 2019;

•	Deposits of $739.8 million, an increase of 18.91% compared to December 31, 2019, respectively;
•	Regulatory capital remained strong with ratios exceeding the well capitalized thresholds in all categories.

Net income was $1.5 million, or $0.41 per diluted share for the third quarter, compared with $2.1 million or $0.54 per diluted share for the third quarter of 2019.  For the nine months ended September 30, 2020, net income was $4.5 million, or $1.19 per diluted share compared with $5.2 million, or $1.38 per diluted share for the nine months ended September 30, 2019.

For the quarter ended September 30, 2020, the Company’s return on average equity (“ROE”) and return on average assets (“ROA”) were 8.58% and 0.74%, respectively, compared to 12.46% and 1.14%, for the third quarter of 2019, respectively.  For the nine months ended September 30, 2020, ROE and ROA were 8.60% and 0.77%, respectively, compared to 11.10% and 1.00%, respectively, for the nine months ended September 30, 2019.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Net interest income increased $103,000 or 1.66% to $6.3 million for the third quarter of 2020 from $6.2 million for the third quarter of 2019.  Net interest income increased $459,000 or 2.49% to $18.9 million for the nine months ended September 30, 2020 from $18.4 million for the nine months ended September 30, 2019.  The net interest margin decreased to 3.22% for the third quarter of 2020 from 3.73% for the third quarter of 2019.  The net interest margin decreased to 3.48% for the nine months ended September 30, 2020 from 3.78% for the nine months ended September 30, 2019.  While the average loan balances increased from $545.3 million for the third quarter of 2019 to $624.7 million for the third quarter of 2020, the tax equivalent yield decreased 80 basis points to 4.04% for the third quarter of 2020, compared with 4.84% for the third quarter of 2019.  Average balances for loans were $596.8 million and $545.3 million for the nine months ended September 30, 2020 and 2019, respectively, resulting in the tax equivalent yield of 4.32% and 4.85% for the nine months ended September 30, 2020 and 2019, respectively.  Total average earning assets increased primarily from organic loan growth of $24.7 million and $20.6 million for the three and nine months ended September 30, 2020, respectively, when compared to the three and nine months ended September 30, 2020 and 2019 and from the origination of PPP loans of $54.7 million and $30.9 million for the three and nine months ended September 30, 2020, respectively.  This, coupled with the decrease in funding costs contributed to the increase in net interest income.  However as a result of the lower interest rate environment and the fixed rate of 1% on PPP loans, yields on investments and loans have declined during the three and nine months ended September 30, 2020, giving rise to a negative impact on the net interest margin.  Given the current interest rate environment, net interest income and the net interest margin could decrease in future periods.

Average interest-bearing deposit balances increased from $477.7 million for the third quarter of 2019, to $542.6 million for the third quarter of 2020.  Interest expense decreased $624,000 or 53.29% from $1.2 million for the third quarter of 2019 to $547,000 for the third quarter of 2020.  Cost of funds decreased to 0.28% for the third quarter of 2020 from 0.70% for the third quarter of 2019.  Average interest-bearing deposit balances increased to $519.0 million for the nine months ended September 30, 2020 from $478.0 million for the nine months ended September 30, 2019.   Interest expense decreased $1.4 million or 40.26% from $3.4 million for the nine months ended September 30, 2019 to $2.0 million for the nine months ended September 30, 2020.  Cost of funds were 0.37% and 0.70% for the nine months ended September 30, 2020 and 2019, respectively.    The increase in interest-bearing deposit balances is primarily the result of organic deposit growth from new and existing personal and business clients.  The decreases in the cost of funds is the result of the Company’s response to interest rate trends and the reduction of rates on certain interest-bearing transaction accounts, and lower funding costs on FHLB advances.

The following tables set forth information, for the periods indicated, relating to the Company’s average balance sheet which reflects the average yield on assets, average cost of liabilities and average yields and rates paid. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively.

Average Balances, Income and Expense, and Average Yields and Rates

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$623,686	$6,348	4.05%	$543,101	$6,651	4.86%
Nonaccrual (1)	1,015	-	-	2,188	-	-
Total loans	624,701	6,348	4.04%	545,289	6,651	4.84%
Securities
Taxable	65,887	367	2.25%	61,138	412	2.72%
Tax-exempt (2)	18,143	136	2.99%	14,010	113	3.21%
Total securities	84,030	503	2.41%	75,148	525	2.81%
Deposits in other banks	72,773	19	0.10%	41,539	210	2.00%
Federal funds sold	14	-	0.06%	14	-	2.15%
Total earning assets	781,518	6,870	3.50%	661,990	7,386	4.43%
Less: Allowance for loan losses	(6,599)			(5,550)
Total nonearning assets	60,541			57,298
Total Assets	$835,460			$713,738
Liabilities and Shareholders’ Equity
Deposits
Demand	$174,312			$124,507
Interest-bearing
NOW	255,564	$79	0.12%	221,881	$233	0.42%
Money market	107,839	83	0.31%	77,193	162	0.84%
Savings	108,058	14	0.05%	87,529	72	0.33%
Time deposits	71,168	244	1.37%	91,122	463	2.01%
Total interest-bearing deposits	542,629	420	0.31%	477,725	930	0.77%
Federal funds purchased	1	-	0.70%	-	-	-
FHLB advances	30,685	78	1.01%	29,727	190	2.54%
Junior subordinated debt	4,124	49	4.64%	4,124	51	4.83%
Total interest-bearing liabilities	577,439	547	0.38%	511,576	1,171	0.91%
Other liabilities	13,514			12,313
Shareholders’ equity	70,195			65,342
Total Liabilities & Shareholders’ Equity	$835,460			$713,738
Net interest income (tax-equivalent basis)		$6,323	3.12%		$6,215	3.52%
Less: tax-equivalent adjustment		(29)			(24)
Net interest income		$6,294			$6,191
Interest expense as a percent of average earning assets			0.28%			0.70%
Net interest margin			3.22%			3.73%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$595,684	$19,322	4.33%	$543,248	$19,795	4.87%
Nonaccrual (1)	1,082	-	-	2,034	-	-
Total loans	596,766	19,322	4.32%	545,282	19,795	4.85%
Securities
Taxable	66,305	1,165	2.36%	59,888	1,216	2.72%
Tax-exempt (2)	16,739	388	3.04%	13,520	333	3.28%
Total securities	83,044	1,553	2.50%	73,408	1,549	2.82%
Deposits in other banks	48,324	113	0.31%	34,818	547	2.10%
Federal funds sold	14	-	0.44%	14	-	2.56%
Total earning assets	728,148	20,988	3.85%	653,522	21,891	4.48%
Less: Allowance for loan losses	(5,925)			(5,426)
Total nonearning assets	58,603			56,788
Total Assets	$780,826			$704,884
Liabilities and Shareholders' Equity
Deposits
Demand	$151,377			$119,723
Interest-bearing
NOW	249,815	$422	0.23%	228,463	$787	0.46%
Money market	97,611	322	0.44%	73,398	451	0.82%
Savings	99,827	81	0.11%	87,720	227	0.35%
Time	71,711	841	1.56%	88,407	1,262	1.91%
Total interest-bearing deposits	518,964	1,666	0.43%	477,988	2,727	0.76%
Federal funds purchased	1	-	1.07%	660	14	2.90%
FHLB advances	24,247	225	1.23%	26,953	523	2.59%
Junior subordinated debt	4,124	148	4.77%	4,124	149	4.83%
Total interest-bearing liabilities	547,336	2,039	0.50%	509,725	3,413	0.90%
Other liabilities	10,318			12,243
Shareholders' equity	71,795			63,193
Total Liabilities & Shareholders' Equity	$780,826			$704,884
Net interest income (tax equivalent basis)		$18,949	3.35%		$18,478	3.58%
Less: tax equivalent adjustment		(82)			(70)
Net interest income		$18,867			$18,408
Interest expense as a percent of average earning assets			0.37%			0.70%
Net interest margin			3.48%			3.78%

(1)	Nonaccrual loans are included in the average balance of total loans and total earning assets.
(2)	Income and rates on non-taxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

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

	For the Three Months Ended September 30, 2020 Compared to September 30, 2019
(In thousands)	Change	Due to Volume	Due to Rate
Interest Income
Loans
Taxable	$(303)	$986	$(1,289)
Securities
Taxable	(45)	32	(77)
Tax-exempt (1)	23	34	(11)
Deposits in other banks	(191)	158	(349)
Total interest income	(516)	1,210	(1,726)
Interest Expense
NOW	(154)	35	(189)
Money market	(79)	64	(143)
Savings	(58)	17	(75)
Time deposits	(219)	(101)	(118)
FHLB advances	(112)	6	(118)
Junior subordinated debt	(2)	-	(2)
Total interest expense	(624)	21	(645)
Net interest income	$108	$1,189	$(1,081)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

	For the Nine Months Ended September 30, 2020 Compared to September 30, 2019
		Due to	Due to
(In thousands)	Change	Volume	Rate
Interest Income
Loans
Taxable	$(473)	$1,910	$(2,383)
Securities
Taxable	(51)	130	(181)
Tax-exempt (1)	55	80	(25)
Deposits in other banks	(434)	212	(646)
Total interest income	(903)	2,332	(3,235)
Interest Expense
NOW	(365)	74	(439)
Money market	(129)	148	(277)
Savings	(146)	32	(178)
Time	(421)	(239)	(182)
Federal funds purchased	(14)	(14)	-
FHLB advances	(298)	(52)	(246)
Junior subordinated debt	(1)	-	(1)
Total interest expense	(1,374)	(51)	(1,323)
Net interest income	$471	$2,383	$(1,912)

(1)	Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 21%.

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

The full impact of COVID-19 is unknown and rapidly changing.  The pandemic has caused substantial disruption in the U.S. economy.  The outbreak is having a significant adverse impact on certain industries the Company serves, including but not limited to, religious organizations, hospitality, childcare and restaurants.  Due to COVID-19 and the economic impact it could have on the Company’s loan portfolio, additional details about exposures to these stressed industries is included in the above section titled “IMPACT OF COVID-19.”

The Company recorded a provision for loan losses of $345,000 for the third quarter of 2020 compared with no provision for loan losses for the third quarter of 2019.  The provision for loan losses was $1.6 million and $255,000 for the nine months ended September 30, 2020 and 2019, respectively.  Of the provision for loan losses of $1.6 million for the nine months ended September 30, 2020, approximately $860,000 was recognized during the second quarter of 2020 due to qualitative adjustments to the loan loss reserve in light of the COVID-19 pandemic and its impact on economic and business conditions.  The primary economic loss driver contributing to the increase in the provision for loan losses was the increased unemployment rate for the Commonwealth of Virginia.  If economic conditions worsen, the Company could recognize elevated levels of provision for loan losses in future periods.

NONINTEREST INCOME

Noninterest income decreased $132,000 to $1.5 million for the third quarter of 2020 from $1.6 million for the third quarter of 2019.  Noninterest income decreased $451,000 to $4.0 million for the nine months ended September 30, 2020 from $4.5 million for the nine months ended September 30, 2019.

The following summarizes noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest income
Trust and estate fees	$681	$442	$239	54.07%	$1,641	$1,285	$356	27.70%
Brokerage fees	127	115	12	10.43%	393	333	60	18.02%
Service charges on deposit accounts	259	382	(123)	(32.20)%	831	1,142	(311)	(27.23)%
Interchange fee income, net	333	394	(61)	(15.48)%	900	979	(79)	(8.07)%
Bank-owned life insurance	90	92	(2)	(2.17)%	270	275	(5)	(1.82)%
Other income (loss)	(27)	188	(215)	(114.36)%	(59)	392	(451)	(115.05)%
Gain on sale/call of securities available for sale	-	-	-	-	-	79	(79)	(100.00)%
Gain (loss) on sale of mortgage loans held for sale, net	15	(3)	18	(600.00)%	60	2	58	2900.00%
Total noninterest income	$1,478	$1,610	$(132)	(8.20)%	$4,036	$4,487	$(451)	(10.05)%

The primary changes in noninterest income were:

•	Trust, estate and brokerage fee income increased due to the overall increase in assets under management from $443.7 million at September 30, 2019 to $493.2 million at September 30, 2020.
•

Service charges on deposit accounts continue to decline primarily as a result of the lower volume of fees generated from nonsufficient fund (“NSF”) charges.  Net NSF charges were $184,000 and $320,000 for the three months ended September 30, 2020 and 2019, respectively.  Net NSF charges were $623,000 and $960,000 for the nine months ended September 30, 2020 and 2019, respectively.

•

Changes in other income (loss) was primarily the result of several factors.  Automated teller machine (“ATM”) surcharge income decreased $23,000 and $60,000 for the three and nine months ended September 30, 2020, respectively, when compared to the three and nine months ended September 30, 2019, due to the Company outsourcing this activity.  Losses on the disposal of these ATMs totaled $177,000 during the first quarter of 2020. Partnership income of $214,000 from the Bank’s ownership interest in Bankers Insurance, LLC was received in the first quarter of 2020, which was offset, in part, by pass-through losses from the Bank’s investment in qualified affordable housing projects of $89,000 and $317,000 for the three and nine months ended September 30, 2020, respectively, compared with pass-through losses of $47,000 and $191,000 for the three and nine months ended September 30, 2019, respectively.

NONINTEREST EXPENSE

Noninterest expense increased $251,000 to $5.7 million for the third quarter of 2020 from $5.4 million for the third quarter of 2019.  Noninterest expense decreased $480,000 to $16.2 million for the nine months ended September 30, 2020 from $16.6 million for the nine months ended September 30, 2019.

The following summarizes noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest Expenses
Salaries and benefits	$3,076	$3,035	$41	1.35%	$8,463	$8,968	$(505)	(5.63)%
Occupancy	586	561	25	4.46%	1,829	1,781	48	2.70%
Furniture and equipment	196	269	(73)	(27.14)%	577	827	(250)	(30.23)%
Marketing and business development	114	129	(15)	(11.63)%	329	487	(158)	(32.44)%
Legal, audit and consulting	301	270	31	11.48%	875	801	74	9.24%
Data processing	338	353	(15)	(4.25)%	1,074	1,031	43	4.17%
Federal Deposit Insurance Corporation assessment	95	-	95	-	260	187	73	39.04%
Merger expenses	43	-	43	-	43	-	43	-
Other operating expenses	921	802	119	14.84%	2,713	2,561	152	5.94%
Total noninterest expenses	$5,670	$5,419	$251	4.63%	$16,163	$16,643	$(480)	(2.88)%

The primary changes in noninterest expense were:

•

Furniture and equipment expenses decreased primarily due to a decrease in depreciation and maintenance from ATMs, as noted above in noninterest income, that were removed due to the Bank’s outsourcing this activity.  Depreciation expense for furniture and equipment was $28,000 and $86,000 for the three and nine months ended September 30, 2020, respectively, compared with $83,000 and $273,000 for the three and nine months ended September 30, 2019, respectively.

•

Marketing expenses decreased $17,000 and $103,000 for the three and nine months ended September 30, 2020, respectively, when compared with the three and nine months ended September 30, 2019, primarily due to timing differences in marketing campaigns.  Business development activities decreased $28,000 and $46,000 for the three and nine months ended September 30, 2020, respectively, when compared to the three and nine months ended September 30, 2019, as a result of the COVID-19 pandemic.

•

Federal Deposit Insurance Corporation assessment increased as a result of the Small Bank Assessment Credit of $162,000 that was received in 2019.  This credit was the portion of the Bank’s assessment that contributed to the growth in the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%.

•

Merger expenses are related to the Merger with Virginia National, announced on October 1, 2020.  The Company expects to continue to incur merger expenses until the Merger with Virginia National is completed, which is currently expected to occur during the first half of 2021.

INCOME TAXES

Income tax expense was $210,000 and $330,000 for the third quarter of 2020 and 2019, respectively, resulting in an effective tax rate of 11.95% and 13.85%, respectively.  Income tax expense was $613,000 and $749,000 for the nine months ended September 30, 2020 and 2019, respectively, resulting in an effective tax rate of 11.94% and 12.49%, respectively.  Income tax expense and the effective tax rate differed from the statutory federal income tax rate of 21% primarily due to the Bank’s investment in tax-exempt securities, income from Bank-owned life insurance, and community development tax credits.

FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

Summary Balance Sheet
			Increase (Decrease)
(Dollars in thousands)	September 30, 2020	December 31, 2019	Amount	Percent
Total cash and cash equivalents	$73,673	$46,341	$27,332	58.98%
Securities available for sale, at fair value	84,590	79,783	4,807	6.03%
Total loans	638,103	550,226	87,877	15.97%
Allowance for loan losses	6,701	5,227	1,474	28.20%
Total assets	840,286	722,171	118,115	16.36%
Total deposits	739,834	622,155	117,679	18.91%
Federal Home Loan Bank advances	12,629	16,695	(4,066)	(24.35)%
Total shareholders’ equity	72,207	67,122	5,085	7.58%

Growth in assets is primarily attributable to the influx of PPP loans during the period and the increase in excess cash held at the Federal Reserve.  Excess cash held at the Federal Reserve is primarily the result of core deposit growth in personal checking, savings and money market accounts.

The increase in total loans is primarily attributable to the influx of PPP loans during the period.  PPP loans totaled $53.1 million at September 30, 2020. As noted in the below table, the commercial and industrial loan segment contributed significantly to net loan growth during the period, which is primarily from PPP loans, while commercial real estate loans and residential real estate loans also contributed to the overall growth in the portfolio.  Overall loan growth, excluding PPP loans, is in line with the Company’s expectations of moderate loan growth as a result of COVID-19 and the related decline in economic conditions in the Company’s market areas.

Summary of Loans by Segment
			Increase (Decrease)
(Dollars in thousands)	September 30, 2020	December 31, 2019	Amount
Commercial and industrial	$88,982	$27,404	$61,578
Commercial real estate	199,773	181,898	17,875
Construction and land	72,465	65,231	7,234
Consumer	6,264	5,958	306
Student	7,333	8,151	(818)
Residential real estate	232,524	225,316	7,208
Home equity lines of credit	30,762	36,268	(5,506)
Total	$638,103	$550,226	$87,877

Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and related governmental action than others. While the Company believes the commercial portfolio is adequately diversified, COVID-19 could have a significant adverse impact on certain industries the Company serves, including but not limited to, religious organizations, hospitality, childcare and restaurants.  Additional details related to exposures to these stressed industries are included in the above section titled “IMPACT OF COVID-19.”

ASSET QUALITY

The Company established a short-term loan modification program, allowing the deferral of scheduled payments for a 90-day period beginning in April 2020.  Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not considered TDRs.  Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered.  The Company modified 194 loans totaling $92.8 million under this initial payment deferral program.  As of September 30, 2020, 94% of these deferments have ended and have returned to their normal payment schedules, while subsequent deferments totaling $5.5 million have been granted to 7 borrowers, consisting of 2 commercial and industrial loans, 1 commercial real estate loan, 1 construction and land loan, and 3 residential real estate loans.  These additional deferrals remained within the CARES Act and the March 2020 interagency guidance and were not considered TDRs.

The following table sets forth certain information with respect of the Company’s nonperforming assets.  The increase in nonperforming loans was primarily due to one commercial real estate relationship totaling $6.2 million that was modified; (non-COVID-19 related modification); and is considered a performing TDR.  Loans 90+ days past due and accruing are largely related to student loans that have a 98% guaranty by the U.S. Department of Education.  We continue to monitor the performance of our entire loan portfolio for indications of stress, including identifying certain commercial loan industries that we believe are more susceptible to risk presented by the pandemic.

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Nonaccrual loans	$1,245	$989	$1,941
Restructured loans still accruing	8,389	2,471	2,518
Loans 90+ days past due and accruing	647	1,636	867
Total nonperforming loans	10,281	5,096	5,326
Other real estate owned, net	1,356	1,356	1,356
Total nonperforming assets	$11,637	$6,452	$6,682

Allowance for loan losses	$6,701	$5,227	$5,395
Allowance for loan losses to total loans	1.05%	0.95%	0.99%
Nonaccrual loans to total loans	0.20%	0.18%	0.36%
Allowance for loan losses to nonperforming loans	65.18%	102.57%	101.30%
Nonperforming loans to total loans	1.61%	0.93%	0.98%
Nonperforming assets to total assets	1.38%	0.89%	0.92%

At September 30, 2020, the allowance for loan losses was $6.7 million, or 1.05% of total loans, compared with $5.2 million, or 0.95% of total loans at December 31, 2019 and $5.4 million, or 0.99% of total loans on September 30, 2019.  The increase in the allowance is due primarily to the increase in qualitative factors related to COVID-19 and the current economic conditions, including, but not limited to, the increased unemployment rate for the Commonwealth of Virginia.  The allowance for loan losses was not impacted by PPP loans due to the 100% SBA guaranty for loans funded under this program.

COVID-19 may have a continued adverse effect on the credit quality of the Company’s loan portfolio during the remainder of 2020. Client disruption could result in increased loan delinquencies and defaults.  Management believes impaired loans may also increase in the future as a result of the COVID-19 pandemic.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. In addition to the regulatory risk-based capital, the Bank must maintain a capital conservation buffer of additional total capital and common equity tier 1 capital as required by the Basel III capital framework as adopted by the Federal Reserve and the Federal Deposit Insurance Corporation.  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.  Under the small bank holding company policy statement of the Board of Governors of the Federal Reserve system, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements at the bank holding company level.

As a result of recent legislation, the federal banking agencies developed a Community Bank Leverage Ratio (“CBLR”), which is the ratio of a bank’s tangible equity capital to average total consolidated assets, for financial institutions with assets of less than $10.0 billion. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and qualified community banks will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Pursuant to the CARES Act and related interim final rules, the CBLR will be 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time.  Management did not elect to be subject to the CLBR at September 30, 2020.

Management believes the Bank satisfied all capital adequacy requirements to which it was subject as of September 30, 2020 and December 31, 2019 and is considered “well capitalized” as defined by the regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Tier 1 Capital:
Common equity	$75,542	$70,312
Unrealized gain on securities available for sale, net	(3,442)	(1,294)
Unrealized benefit obligation for supplemental retirement plans	(155)	(155)
Total Common equity tier 1 capital	71,945	68,863
Tier 2 Capital:
Allowable allowance for loan losses	6,701	5,227
Total Capital	$78,646	$74,090
Risk Weighted Assets	$577,026	$547,202
Regulatory Capital Ratios:
Leverage Ratio	8.67%	9.40%
Common Equity Tier 1 Capital Ratio	12.47%	12.58%
Tier 1 Capital Ratio	12.47%	12.58%
Total Capital Ratio	13.63%	13.54%

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale.  At September 30, 2020, liquid assets totaled $140.3 million, or 16.7% of total assets and 18.3% of total liabilities.

Securities provide a constant source of liquidity through paydowns and maturities.  The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures.

The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic. As clients manage their own liquidity stress, the Company could experience an increase in the utilization of existing lines of credit. The Federal Reserve and FHLB have established lending facilities that will allow banks to obtain funding specifically for loans that were made under the PPP, and will allow banks to retain existing sources of liquidity for traditional operations.  The Bank did not choose to participate in these lending facilities during the nine months ended September 30, 2020.  Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirements for insured depository institutions to 0.00%, which further increased the Bank’s available liquidity.

Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meets the credit needs of its clients’ during this period of uncertain economic conditions related to the COVID-19 pandemic.  Management will continue to closely monitor the Company’s liquidity as these conditions change.

CONTRACTUAL OBLIGATIONS

As of September 30, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including our Chief Executive Officer and Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2020.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company or the Bank is a party or to which the property of either the Company or the Bank is subject to that, in the opinion of management, may materially impact the financial condition of either the Company or the Bank.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10- K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as filed with the Securities and Exchange Commission.  Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Merger Agreement with Virginia National

Combining Virginia National and the Company may be more difficult, costly or time-consuming than expected.

The success of the Merger will depend, in part, on Virginia National’s ability to realize the anticipated benefits and cost savings from combining the businesses of Virginia National and the Company and to combine the businesses of Virginia National and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. If Virginia National is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Virginia National and the Company have operated, and, until the completion of the Merger, will continue to operate, independently. To realize these anticipated benefits of the Merger, after the completion of the Merger, Virginia National expects to integrate the Company’s business into its own. The integration process in the Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect Virginia National’s ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on Virginia National’s financial results and the value of its common stock. If Virginia National experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Virginia National and the Company to lose customers or cause customers to withdraw their deposits from the Company’s or Virginia National’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on Virginia National’s results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Company during this transition period and on Virginia National for an undetermined period after consummation of the Merger.

Because the market price of Virginia National common stock will fluctuate, the value of the consideration to be received by the Company’s shareholders in the Merger may change.

Pursuant to the Merger Agreement, each share of the Company’s common stock, except for certain shares of the Company’s common stock owned by the Company or Virginia National, that is issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.6750 shares of common stock of Virginia National.  The closing price of Virginia National common stock on the date that the Merger is completed may vary from the closing price of Virginia National common stock on the date the Company and Virginia National announced the signing of the Merger Agreement. Because the Merger consideration is determined by a fixed exchange ratio, at the time of the Company’s special meeting, the Company’s shareholders will not know or be able to calculate the value of the shares of Virginia National common stock they will receive upon completion of the Merger. Any change in the market price of Virginia National common stock prior to completion of the Merger may affect the value of the Merger consideration that the Company’s shareholders will receive upon completion of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of the Company and Virginia National. The Company’s shareholders should obtain current market quotations for shares of Virginia National common stock and the Company’s common stock before voting their shares at the Company’s special meeting of shareholders.

The Merger may distract management of the Company from its other responsibilities.

The Merger could cause the management of the Company to focus its time and energies on matters related to the Merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and may adversely affect the business and earnings of the Company before the Merger, or the business and earnings of Virginia National after the Merger.

Termination of the Merger Agreement could negatively impact the Company.

Each of the Company’s and Virginia National’s obligation to consummate the Merger remains subject to a number of conditions, and there can be no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within its expected timeframe. If the Merger Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company's board of directors, the Company may be required to pay to Virginia National a termination fee of $2.5 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses and would have committed substantial time and resources by management, without realizing the expected benefits of the Merger. In addition, failure to consummate the Merger also may result in negative reactions from the financial markets or from the Company’s customers, vendors and employees. If the Merger is not completed, these risks may materialize and could have a material adverse effect on the Company’s stock price, business and cash flows, financial condition and results of operations.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Merger.

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Merger, the Company must pay to Virginia National a fee of $2.5 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the Merger, the Company’s business, or the business of the combined company following the Merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Merger and from taking certain specified actions until the Merger occurs, and the merger agreement restricts the Company from taking other specified actions until the merger occurs without the consent of Virginia National. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2020, the Company’s Board of Directors authorized the Company to repurchase up to 113,512 shares (3% of common stock outstanding on January 1, 2020) beginning January 16, 2020 and continuing until the next reset approved by the Board of Directors.  During the nine-month period ended September 30, 2020, 2,007 shares of common stock were repurchased at an average price of $20.99 per share. No shares were repurchased during the third quarter of 2020. Under the share repurchase program, the Company has the remaining authority to repurchase up to 111,505 shares of the Company’s common stock as of September 30, 2020.

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

2.1

Agreement and Plan of Reorganization, dated as of October 1, 2020, between Virginia National Bankshares Corporation and Fauquier Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 2, 2020).

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

99.1

Form of Affiliate Agreement, dated as of September 30, 2020, by and among Virginia National Bankshares Corporation, Fauquier Bankshares, Inc., and certain shareholders of Fauquier Bankshares, Inc, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 4, 2020.

99.2

Form of Affiliate Agreement, dated as of September 30, 2020, by and among Virginia National Bankshares Corporation, Fauquier Bankshares, Inc., and certain shareholders of Virginia National Bankshares Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K filed August 4, 2020.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By: /s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
(Principal Executive Officer)
Dated: November 6, 2020

By: /s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 6, 2020