Form 10-K
period 2020-12-31
FAUQUIER BANKSHARES, INC.
filed 2021-03-26
CIK 1083643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant at June 30, 2020, was $50.8 million.

The registrant had 3,807,659 shares of common stock outstanding as of March 25, 2021.

PART I

ITEM 1.BUSINESS

GENERAL

Fauquier Bankshares, Inc. (“Fauquier” or the “Company”) was incorporated under the laws of the Commonwealth of Virginia on January 13, 1984. The Company is a registered bank holding company and owns all of the voting shares of The Fauquier Bank (the “Bank”). The Company engages in its business through the Bank, a Virginia state-chartered bank that commenced operations in 1902. The Company has no significant operations other than owning the stock of the Bank.

Merger between the Company and Virginia National Bankshares Corporation (“Virginia National”).

On October 1, 2020 the Company and Virginia National announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Virginia National (the “Merger”). Upon consummation of the Merger, the holders of shares of the Company's common stock will be converted into the right to receive 0.675 shares of Virginia National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. The transaction is expected to be completed in the second quarter of 2021.  The companies have received regulatory and shareholder approvals, and the transaction remains subject to other customary closing conditions.

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

The Bank, through its subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Title Shenandoah, LLC, a title insurance company which are owned by a consortium of Virginia community banks.  Fauquier Bank Services, Inc. also previously had an equity ownership interest in Infinex Investments, Inc., a full service broker/dealer owned by banks and banking associations in various states, whose ownership was sold by Fauquier Bank Services, Inc. in January 2019.

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

The Bank’s general market area for lending consists of Fauquier and Prince William Counties, Virginia and neighboring communities. There is no assurance that this area will experience economic growth. Deteriorating economic conditions, including as a result of the novel coronavirus (“COVID-19”) pandemic, as well as declines in the market value of local commercial and/or residential real estate, may have an adverse effect on the Company and the Bank.

The Bank’s loan portfolio includes the following segments: commercial and industrial, commercial real estate, construction and land, consumer and student, residential real estate and home equity lines of credit.

COMMERCIAL AND INDUSTRIAL LOANS

Commercial loans include loans for working capital, equipment purchases, SBA-backed loans including PPP loans, and various other business purposes. Business assets are the primary collateral for the Bank’s commercial loan portfolio.  Commercial loans have variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis.  Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates that vary based on financial indices and are generally payable in three to five years.

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

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank considers interest and noninterest-bearing checking accounts, savings and money market accounts, and nonbrokered time deposits under $100,000 to be core deposits.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”), to provide customers multi-

million dollar FDIC insurance on certificate of deposit investments and deposit sweeps through the transfer and/or exchange with other FDIC insured institutions. CDARS and ICS are registered service marks of Promontory Interfinancial Network, LLC.

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

RESPONSE TO THE COVID-19 PANDEMIC

Following the outbreak of the COVID-19 pandemic in early 2020, the business environment in which the Company operates has been subject to numerous changes as a result of public health measures, economic disruption, government intervention and changes in regulation, which have affected the Company’s businesses operationally, including how it serves customers, as well as financially.  The Company has implemented safe and healthy practices of social distancing and enhanced cleaning to protect employees and customers, and has increased options for certain employees to work remotely.  The Company is working proactively with borrowers affected by the pandemic, including by offering short-term modifications, such as payment deferrals or interest only periods, to borrowers who are temporarily unable to make loan payments.

The federal government and federal regulatory agencies have introduced numerous initiatives in response to the pandemic.  For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, included provisions that, among other things, (i) established the Paycheck Protection Program (the “PPP”) to provide loans guaranteed by the Small Business Administration (the “SBA”) to businesses affected by the pandemic, (ii) established the Paycheck Protection Program Lending Facility (the “PPPLF”) to provide funding to eligible financial institutions through the Federal Reserve Board system to facilitate lending under the PPP, (iii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iv) provided limited regulatory relief to banking institutions.  The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic, and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus.

The Company continues to monitor and respond to developments related to the COVID-19 pandemic and will continue to find ways to improve customer service while continuing to protect customers and employees.

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

During 2016, the FDIC raised the DIF’s minimum reserve ratio from 1.15% to 1.35%, as required by the Dodd-Frank Act.  The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%.  The minimum reserve ratio reached 1.35% in the third quarter of 2018; therefore, the Bank has not been required to pay such a surcharge thereafter.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.  As of December 31, 2020, the Bank was considered “well capitalized.”

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

INCENTIVE COMPENSATION. Federal bank regulatory agencies issued guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2020, the Company is not aware of any instances of noncompliance with the guidance.

COVID-19 RELATED REGULATORY RELIEF. In response to the COVID-19 pandemic, federal banking agencies issued a joint statement on March 22, 2020 encouraging banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations.  Under this interagency guidance, certain loans that have been modified are exempt from being reported as past due or as troubled debt restructurings (“TDRs”).  Further, the CARES Act provided additional exemptions from TDR reporting for certain loans that have been modified for reasons related to the COVID-19 pandemic.  Regulatory agencies also issued an interim final rule on April 7, 2020 which provides relief in bank regulatory capital requirements that allow loans originated under the PPP to be excluded from risk-weighted assets, and to be excluded from total assets for purposes of bank leverage ratio requirements if they are pledged as collateral to the PPPLF.

Congress also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020. In particular, Congress revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021. As a result, the SBA has modified prior guidance and promulgated new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

COMPETITION

The Company encounters strong competition both in making loans and in attracting deposits. In one or more aspects of its business, the Bank competes with other commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, financial technology (“fintech”) companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s nonbank competitors are not subject to the same level of federal regulation that governs bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking institutions tend to compete based primarily on price and the number and location of branches while smaller financial institutions, like the Company, tend to compete primarily on price and personal service.

EMPLOYEES

As of December 31, 2020, the Company and the Bank employed approximately 140 full-time equivalent employees. No employee is represented by a collective bargaining unit. The Company and the Bank consider relations with employees to be good.

The Company is a small community bank and customer service is an important differentiator. The Company’s senior officers have personal relationships with many of the Company’s key customers, and attracting and retaining these senior officers is critical to the Company’s success. The Company’s compensation programs encourage performance consistent with strategic and business plans approved by the Company’s Board of Directors, while ensuring that the financial costs of current or proposed compensation and benefits are reasonable and consistent with industry standards and shareholders’ interests. See “PART III – ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K for a description of the types of plans and programs that Fauquier maintains for its senior officers.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the internet at the SEC’s website at http://www.sec.gov.  The Company’s website is https://www.tfb.bank. The Company makes its SEC filings available free of charge through this website under “About Us” “Investor Relations,” “Financial Information” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company's secretary at 10 Courthouse Square, Warrenton, Virginia 20186 or by calling 800-638-3798. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC.

The Company’s transfer agent and registrar is American Stock Transfer & Trust Company, LLC and can be contacted by writing to 6201 15th Avenue, Brooklyn, New York 11209 or by phone 800-937-5449. Their website is www.astfinancial.com.

ITEM 1A. RISK FACTORS

An investment in the Company’s securities involves risks and uncertainties.  In addition to the other information contained in this report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below.  These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risk Factors Related to the COVID-19 Pandemic.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020, the former President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are encouraging, or in some cases requiring, lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers through the issuance of an interagency statement, and federal legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused the Company to modify business practices, including branch operations, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, clients and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company or its business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges, additions to the allowance for loan losses, and reduced income, among other impacts;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
•	the Company’s wealth management and trust revenues may decline with continuing market turmoil;
•

the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect the Company and its operations; and

•	FDIC premiums may increase if the agency experiences additional resolution costs.

Moreover, the Company’s future success and profitability substantially depends on the management skills of our executive officers. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate the Company’s business or execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact the Company’s business, financial condition and results of operations and prospects.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the former President of the United States signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. There continues to be some ambiguity in the laws, regulations and administrative guidance related to the PPP.  In addition, since the opening of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Risk Factors Related to the Merger Agreement with Virginia National

Combining Virginia National and the Company may be more difficult, costly or time-consuming than expected.

The success of the Merger will depend, in part, on Virginia National’s ability after the Merger to realize the anticipated benefits and cost savings from combining the businesses of Virginia National and the Company and to combine the businesses of Virginia National and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. If Virginia National is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

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

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limits the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Merger, the Company must pay to Virginia National a fee of $2.5 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the Merger.

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

Risk Factors Related to the Company’s Lending Activities

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

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements and Other Regulatory Statements” in Note 1 “Nature of Banking Activities and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10 K. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks Related to the Company’s Business, Industry and Markets

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

Risk Factors Related to the Company’s Operations and Technology

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

Furthermore, because some of our employees are working remotely from their homes due to the COVID-19 pandemic, there is an increased risk of disruption to our operations because they are utilizing residential networks and infrastructure which may not be as secure as in our office environment.

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

Risks Related to Market Interest Rates

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On November 30, 2020, the ICE Benchmark Administration Limited, the administrator of the LIBOR, announced that it would consult on its plan to cease the publication of one-week and two-month LIBOR immediately after December 31, 2021 and to cease the publications of the remaining tenors of LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. The Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC also issued a statement encouraging banks to transition away from LIBOR as soon as practicable. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. As a result, the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is impossible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is impossible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what effects any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.

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

Risks Related to the Regulation of the Company

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

General Risk Factors

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially affect the Company’s financial statements.

From time to time, the SEC and Financial Accounting Standards Board (the “FASB”) change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Company may experience unexpected material consequences.

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

The Company’s dividends may not be sustained.

Although the Company has historically paid cash dividends to holders of its common stock, holders of common stock are not entitled to receive dividends.  Financial, regulatory or economic factors may cause the Company’s Board of Directors to consider, among other actions, the suspension or reduction of dividends paid on the Company’s common stock.  Furthermore, the Company is a bank holding company that conducts substantially all of its operations through its subsidiaries, including the Bank. As a result, the Company relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay a cash dividend to the holders of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

The Bank owns two retail banking branches located in Prince William County:  7485 Limestone Drive, Gainesville, Virginia; and 8780 Centreville Road, Manassas, Virginia.

The Bank leases three retail banking branches located in Prince William County:  15240 Washington Street, Haymarket, Virginia; 10260 Bristow Center Drive, Bristow, Virginia; and 8091 Sudley Road, Manassas, Virginia.

The Company believes all of its properties are in good operating condition and are adequate for its present and anticipated future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “FBSS”. As of March 26, 2021, there were 3,807,659 shares outstanding of the Company’s common stock, which is the Company’s only class of stock outstanding. These shares were held by approximately 313 holders of record. As of March 26, 2021, the market price of the Company’s common stock was $20.70.

Dividends

The Company declared a quarterly cash dividend of $0.125 per share in 2020.  The Company declared a quarterly cash dividend of $0.12 per share in the first, second and third quarters of 2019.  In the fourth quarter of 2019, the Company declared a quarterly cash dividend of $0.125 per share.

The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash and capital requirements, and general business conditions. The Company’s ability to pay cash dividends will depend upon the Bank’s ability to pay dividends to the Company. Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state banking laws and regulations.

Stock Repurchases

On an annual basis, the Company’s Board of Directors authorizes the number of shares of common stock that can be repurchased. On January 16, 2020, the Board of Directors authorized the Company to repurchase up to 113,512 shares (3% of the shares of common stock outstanding on January 1, 2020) beginning January 1, 2020. During the year ended December 31, 2020, 2,007 shares of common stock were repurchased at an average price of $19.21 per share.  No shares were repurchased during the fourth quarter of 2020.

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

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
EARNINGS STATEMENT DATA:
Interest income	$28,312	$29,170	$26,698	$23,320	$21,574
Interest expense	2,541	4,520	3,233	2,049	1,843
Net interest income	25,771	24,650	23,465	21,271	19,731
Provision for (recovery of) loan losses	1,773	346	507	520	(508)
Net interest income after provision for (recovery of) loan losses	23,998	24,304	22,958	20,751	20,239
Noninterest income	5,474	5,895	5,236	5,468	5,296
Gain on sale and call of securities	992	79	838	-	1
Noninterest expense	23,520	22,454	22,151	20,844	20,925
Income before income taxes	6,944	7,824	6,881	5,375	4,611
Income taxes	1,067	1,004	746	2,879	937
Net income	$5,877	$6,820	$6,135	$2,496	$3,674
PER SHARE DATA:
Net income per share, basic	$1.55	$1.80	$1.63	$0.66	$0.98
Net income per share, diluted	$1.55	$1.80	$1.62	$0.66	$0.98
Cash dividends	$0.50	$0.485	$0.48	$0.48	$0.48
Weighted average shares outstanding, basic	3,793,366	3,783,322	3,772,421	3,764,690	3,753,757
Weighted average shares outstanding, diluted	3,798,816	3,790,718	3,779,366	3,773,010	3,763,929
Book value	$19.08	$17.74	$15.90	$14.92	$14.51
BALANCE SHEET DATA:
Total assets	$867,173	$722,171	$730,805	$644,613	$624,445
Loans, net	609,879	544,999	544,188	497,705	458,608
Securities, including restricted investments	84,683	81,799	74,124	73,699	51,755
Deposits	766,119	622,155	635,638	570,023	546,157
Shareholders' equity	72,461	67,122	60,007	56,142	54,451
PERFORMANCE RATIOS:
Net interest margin(1)	3.46%	3.74%	3.81%	3.66%	3.50%
Return on average assets	0.73%	0.96%	0.92%	0.39%	0.60%
Return on average equity	8.31%	10.64%	10.64%	4.44%	6.82%
Dividend payout	32.26%	26.94%	29.63%	72.44%	49.07%
Efficiency ratio (GAAP)	72.96%	73.32%	74.99%	77.95%	83.61%
ASSET QUALITY RATIOS:
Allowance for loan losses to total loans	1.11%	0.95%	0.94%	1.01%	0.98%
Allowance for loan losses to nonperforming loans	67.41%	102.57%	78.65%	56.43%	38.72%
Nonperforming assets to total assets	1.87%	0.89%	1.09%	1.60%	2.10%
Nonaccrual loans to total loans	0.20%	0.18%	0.36%	0.63%	0.76%
Net charge-offs (recoveries) to average loans	0.02%	0.05%	0.08%	(0.01%)	(0.19%)
CAPITAL RATIOS:
Leverage	8.54%	9.40%	9.39%	9.17%	9.23%
Common equity Tier 1 capital ratio	12.67%	12.58%	11.89%	11.43%	12.22%
Tier 1 capital ratio	12.67%	12.58%	11.89%	11.43%	12.22%
Total capital ratio	13.87%	13.54%	12.85%	12.41%	13.17%

(1)	Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of Virginia National and Fauquier may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected; (3) deposit attrition, operating costs, customer losses and business disruption following the Merger, including adverse effects on relationships with employees and customers, may be greater than expected; (4) the regulatory approvals required for the Merger may not be obtained on the proposed terms or on the anticipated schedule; (5) the shareholders of Virginia National or Fauquier may fail to approve the Merger; (6) economic, legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which Virginia National and Fauquier are engaged; (7) the interest rate environment may further compress margins and adversely affect net interest income; (8) results may be adversely affected by continued diversification of assets and adverse changes to credit quality; (9) competition from other financial services companies in Virginia National’s and Fauquier’s markets could adversely affect operations; (10) an economic slowdown could adversely affect credit quality and loan originations; (11) general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic; (12) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of Treasury and the Federal Reserve; (13) cyber threats, attacks or events; (14) accounting principles, policies and guidelines and elections made by Fauquier thereunder; (15) competition from other financial institutions and financial-intermediaries; (16) the novel COVID-19 pandemic is adversely affecting Virginia National, Fauquier, and their respective customers, employees and third-party service providers; the adverse impacts of the pandemic on their respective business, financial position, operations and prospects have been material, and it is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operation conditions will return; (17) potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from Fauquier or Virginia National’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act, as subsequently extended; and (18) other factors that may affect future results of Virginia National and Fauquier, including: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the bank regulatory agencies and legislative and regulatory actions and reforms. Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Fauquier’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the SEC and available on the SEC’s Internet site (http://www.sec.gov).

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

ALLOWANCE FOR LOAN LOSSES. The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data provides additional information related to the allowance for loan losses.

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

IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic as a result of the global spread of the illness.  In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of COVID-19, including travel restrictions, nonessential business closures, stay-at-home orders and strict social distancing.

To the extent the economic impacts of COVID-19 continue for a prolonged period and conditions stagnate or worsen, the Company’s provision for loan losses, net interest income and overall profitability may be adversely affected.

Business Continuity

The Company remains committed to adhering to health and safety-related requirements and best practices across all locations by taking proactive and disciplined steps to promote safety and overall wellbeing of employees, clients, shareholders and communities.  The Company’s Enterprise Risk Management framework, which is overseen by the Board of Directors, the Company’s Business Continuity Plan and the Bank’s Incident Response Plan remain integral parts of monitoring day to day business activities.  The Company has not furloughed nor does the Company expect to furlough any employees. Management continues to closely monitor business activities and has or will adjust accordingly as the health and safety of all constituents continues to be the priority.

Paycheck Protection Program

On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.  The CARES Act included the creation of the PPP through the SBA.  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation.  The Company disbursed $53.1 million in PPP loans to 549 borrowers and has forgiven 223 PPP loans with an aggregate principal balance of $22.6 million in aggregate principal loan balances through December 31, 2020. During the first quarter of 2021, the Company disbursed $28.6 million in PPP loans to 346 borrowers and has forgiven 126 PPP loans with an aggregate principal balance of $9.2 million.

The following table summarizes the details of the Company’s PPP loans:

(Dollars in thousands)	December 31, 2020
PPP loans originated	$53,082
PPP loans forgiven	$22,555
Average PPP loans outstanding	$34,672
PPP average loan size outstanding	$82
PPP interest income	$347
PPP fee income, net	$879
PPP outstanding unearned fees	$963
PPP weighted average processing fee	4.00%
Average yield on PPP loans	3.54%

Short-term Loan Modifications

Under the provisions of the CARES Act, the Company established a short-term loan modification program, allowing the deferral of scheduled payments for a 90-day period beginning in April 2020.  Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not considered trouble debt restructurings (“TDRs”).  Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered.  The CARES Act and interagency guidance provided financial institutions the option to temporarily suspend certain accounting requirements related to TDRs with respect to loan modifications, including the deferral of scheduled payments.  The following table summarizes loans modifications and loan payment deferrals, by loan segment, as of December 31, 2020.

	December 31, 2020
(Dollars in thousands)	Balance	Loan Deferrals	Loan Modifications	Loan Deferrals and Modifications to Total Loans
Commercial and industrial	$68,390	$147	$-	0.02%
Commercial real estate	200,690	229	2,576	0.45%
Construction and land	73,966	-	-	-
Consumer	6,355	-	-	-
Student	6,971	-	-	-
Residential real estate	230,885	72	-	0.01%
Home equity lines of credit	29,492	-	-	-
Total	$616,749	$448	$2,576	0.49%

Borrowers whose industries are expected to be stressed by COVID-19, include, but are not limited to, religious organizations, hospitality, childcare and restaurants.  The following table summarizes these industries as it relates to the Company’s loan portfolio at December 31, 2020:

(Dollars in thousands)	December 31, 2020
Loan Category	Balance	Percent of Total Loans
Religious Organizations	$25,625	4.15%
Hospitality	15,691	2.54%
Childcare	14,407	2.34%
Restaurants	11,189	1.81%
	$66,912	10.85%

Net interest income

While net interest income was significantly impacted by the lower interest rate environment during 2020, the Company’s interest income benefited from PPP loans and related processing fees.  PPP loans carry a fixed rate of 1.0% with a two-year contractual maturity.  For the year ended December 31, 2020, PPP loans contributed approximately $1.2 million to the Company’s net interest income, with the average yield of 3.54%.

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

For the year ended December 31, 2020, the Company’s ROE and ROA were 8.31% and 0.73%, respectively, compared to 10.64% and 0.96%, respectively, for the year ended December 31, 2019.

Total assets were $867.2 million on December 31, 2020 compared to $722.2 million on December 31, 2019. Net loans were $609.9   million on December 31, 2020 compared to $545.0 million on December 31, 2019. Total deposits were $766.1 million on December 31, 2020 compared to $622.2 million on December 31, 2019, respectively. Low cost transaction deposits (demand and interest checking accounts) increased to $449.2 million on December 31, 2020, from $366.0 on December 31, 2019.

The Company had net income of $5.9 million, or $1.55 per diluted share, in 2020 compared to $6.8 million, or $1.80 per diluted share for 2019. Net interest margin was 3.46% for the year ended December 31, 2020 compared to 3.74% for the year ended December 31, 2019. Net interest income for the year ended December 31, 2020 was $25.8 million compared to $24.7 million for the year ended December 31, 2019.

On October 1, 2020, the Company and Virginia National announced the Merger Agreement pursuant to which the Company and Virginia National will engage in the “Merger. Upon consummation of the Merger, the holders of shares of the Company's common stock will be converted into the right to receive 0.675 shares of Virginia National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. The transaction is expected to be completed in the second quarter of 2021.  The companies have received regulatory and shareholder approvals, and the transaction remains subject to other customary closing conditions.

The following table presents a quarterly summary of consolidated net income for the last two years.

	For the Quarter Ended				For the Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$7,406	$6,841	$7,008	$7,057	$7,350	$7,362	$7,279	$7,179
Interest expense	502	547	624	868	1,108	1,171	1,195	1,046
Net interest income	6,904	6,294	6,384	6,189	6,242	6,191	6,084	6,133
Provision for loan losses	167	345	911	350	91	-	205	50
Net interest income after provision for loan losses	6,737	5,949	5,473	5,839	6,151	6,191	5,879	6,083
Gains on sales of securities available for sale, net	992	-	-	-	-	-	-	-
Other noninterest income	1,438	1,478	1,216	1,342	1,484	1,610	1,400	1,480
Noninterest expense	7,357	5,670	4,889	5,605	5,808	5,419	5,509	5,718
Income before income taxes	1,810	1,757	1,800	1,576	1,827	2,382	1,770	1,845
Income tax expense	454	210	222	180	255	330	206	213
Net income	$1,356	$1,547	$1,578	$1,396	$1,572	$2,052	$1,564	$1,632

Net income per share, basic	$0.36	$0.41	$0.42	$0.37	$0.42	$0.54	$0.41	$0.43
Net income per share, diluted	$0.36	$0.41	$0.42	$0.37	$0.42	$0.54	$0.41	$0.43

RESULTS OF OPERATIONS

NET INTEREST INCOME

2020 COMPARED WITH 2019

Net interest income increased to $25.8 million for the year ended December 31, 2020 from $24.7 million for the same period of 2019. The net interest margin was 3.46% for the year ended December 31, 2020 compared to 3.74% for the same period in 2019.

Interest income decreased while average earning assets increased from $660.8 million in 2019 to $747.4 million in 2020.  The decrease of 63 basis points (“bp”) in the average yield on assets from 4.43% in 2019 to 3.80% in 2020 was primarily the result of:

•

Average loans increased $60.0 million from $544.9 million in 2019 to $604.9 million in 2020. The tax-equivalent yield on loans decreased to 4.33% in 2020 compared to 4.84% in 2019. Together, interest and fee income from loans decreased $206,000 for 2020 compared with 2019.  While average loan balances increased as a result of organic loan growth as well as approximately $34.7 million of average outstanding loan balances related to PPP loans, loan yields decreased as a result of the lower interest rate environment and the fixed rate of 1% on PPP loans.

•

Average securities increased $9.2 million from $74.8 million in 2019 to $84.0 million in 2020. The tax-equivalent yield on securities decreased to 2.52% in 2020 compared to 2.81% in 2019. Tax-equivalent interest and dividend income on securities remained relatively unchanged at $2.1 million for 2020 and 2019.

Total interest expense decreased $2.0 million from $4.5 million in 2019 to $2.5 million in 2020, resulting in the average rate on total interest-bearing liabilities decreasing from 0.88% in 2019 to 0.46% in 2020, and cost of funds decreasing from 0.71% in 2019 to 0.35% in 2020.  As described below, the decreases in the cost of funds were the result of the Company’s response to interest rate trends and the reduction of rates on certain interest-bearing transaction accounts, and lower funding costs on FHLB advances.  The decrease in interest expense from 2019 to 2020 was due primarily to the following:

•

Average interest-bearing deposits increased $50.8 million from $481.9 million in 2019 to $532.8 million in 2020.  The average rate paid on interest-bearing deposits decreased from 0.75% in 2019 to 0.39% in 2020.  This resulted in a decrease in interest paid on deposits of $1.5 million from $3.6 million in 2019 to $2.1 million in 2020.  The increase in interest-bearing deposit balances was primarily the result of organic deposit growth from new and existing personal and business clients.

•	Average FHLB advances decreased $6.3 million from $27.6 million in 2019 to $21.3 million in 2020. Interest expense on FHLB advances decreased $421,000 from $712,000 in 2019 to $291,000 in 2020.

The Company believes that, given the current interest rate environment, net interest income and the net interest margin could decrease in future periods.

2019 COMPARED WITH 2018

Net interest income increased to $24.7 million for the year ended December 31, 2019 from $23.5 million for the same period of 2018. The net interest margin was 3.74% for the year ended December 31, 2019 compared to 3.81% for the same period in 2018.

Interest income increased as the result of an overall increase in average earning assets from $619.1 million in 2018 to $660.8 million in 2019, a direct result of management’s emphasis on growing the loan and securities portfolios.  The increase of 10 bps in the average yield on assets from 4.33% in 2018 to 4.43% in 2019 was primarily the result of:

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

The following table sets forth, on a tax-equivalent basis, information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the years ended December 31, 2020, 2019 and 2018 and the average yields and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balances of assets and liabilities, respectively, for the periods presented.

	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in thousands)	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Loans
Taxable	$603,810	$26,192	4.34%	$543,111	$26,398	4.86%	$514,958	$24,291	4.72%
Nonaccrual (2)	1,125	-	-	1,834	-	-	2,770	-	-
Total loans	604,935	26,192	4.33%	544,945	26,398	4.84%	517,728	24,291	4.69%
Securities
Taxable	65,949	1,554	2.38%	60,847	1,631	2.71%	60,560	1,622	2.68%
Tax-exempt (1)	18,041	545	3.02%	13,956	454	3.25%	14,059	474	3.37%
Total securities	83,990	2,099	2.52%	74,803	2,085	2.81%	74,619	2,096	2.81%
Deposits in other banks	58,460	135	0.23%	41,077	782	1.90%	26,777	410	1.53%
Federal funds sold	14	-	0.35%	14	-	2.31%	14	-	1.59%
Total earning assets	747,399	28,426	3.80%	660,839	29,265	4.43%	619,138	26,797	4.33%
Less: Allowance for loan losses	(6,149)			(5,429)			(5,317)
Total nonearning assets	59,367			57,000			50,848
Total Assets	$800,617			$712,410			$664,669
Liabilities and Shareholders' Equity
Deposits
Demand	$159,668			$121,910			$117,422
Interest-bearing
NOW	252,648	$493	0.20%	230,081	$1,028	0.45%	231,819	$893	0.39%
Money market	105,218	420	0.40%	78,097	645	0.83%	59,400	310	0.52%
Savings	102,862	94	0.09%	87,478	281	0.32%	89,103	235	0.26%
Time deposits	72,095	1,057	1.47%	86,205	1,641	1.90%	73,717	1,009	1.37%
Total interest-bearing deposits	532,823	2,064	0.39%	481,861	3,595	0.75%	454,039	2,447	0.54%
Federal funds purchased	1	—	1.05%	494	14	2.90%	2,044	46	2.26%
FHLB advances	21,324	291	1.37%	27,611	712	2.58%	23,315	541	2.32%
Junior subordinated debt	4,124	186	4.50%	4,124	199	4.83%	4,124	199	4.83%
Total interest-bearing liabilities	558,272	2,541	0.46%	514,090	4,520	0.88%	483,522	3,233	0.67%
Other liabilities	11,968			12,331			6,088
Shareholders' equity	70,709			64,079			57,637
Total Liabilities and Shareholders' Equity	$800,617			$712,410			$664,669
Net interest income (tax-equivalent basis)		$25,885	3.35%		$24,745	3.55%		$23,564	3.66%
Less: tax equivalent adjustment		114			95			99
Net interest income		$25,771			$24,650			$23,465
Interest expense as a percent of average earning assets			0.34%			0.68%			0.52%
Net interest margin			3.46%			3.74%			3.81%

(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance of total loans and total earning assets.

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

	2020 Compared to 2019			2019 Compared to 2018
		Due to	Due to		Due to	Due to
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans
Taxable	$(206)	$2,953	$(3,159)	$2,107	$1,328	$779
Securities
Taxable	(77)	136	(213)	9	7	2
Tax-exempt (1)	91	133	(42)	(20)	(3)	(17)
Deposits in other banks	(647)	331	(978)	372	219	153
Total interest income	(839)	3,553	(4,392)	2,468	1,551	917
Interest Expense
NOW	(535)	101	(636)	135	(7)	142
Money market	(225)	224	(449)	335	98	237
Savings	(187)	49	(236)	46	(4)	50
Time deposits	(584)	(269)	(315)	632	171	461
Federal funds purchased	(14)	(14)	-	(32)	(35)	3
FHLB advances	(421)	(163)	(258)	171	99	72
Junior subordinated debt	(13)	-	(13)	-	-	-
Total interest expense	(1,979)	(72)	(1,907)	1,287	322	965
Net interest income	$1,140	$3,625	$(2,485)	$1,181	$1,229	$(48)

(1)	Income and rates on nontaxable assets are computed on a tax-equivalent basis using a federal tax rate of 21%.

NONINTEREST INCOME

	December 31,			Increase (Decrease) 2020 vs. 2019		Increase (Decrease) 2019 vs. 2018
(Dollars in thousands)	2020	2019	2018	Amount	Percent	Amount	Percent
Noninterest Income
Trust and estate fees	$2,249	$1,743	$1,542	$506	29.0%	$201	13.0%
Brokerage fees	557	453	180	104	23.0%	273	151.7%
Service charges on deposit accounts	1,118	1,522	1,706	(404)	(26.5)%	(184)	(10.8)%
Interchange fee income, net	1,215	1,305	1,252	(90)	(6.9)%	53	4.2%
Bank-owned life insurance	360	366	361	(6)	(1.6)%	5	1.4%
Gain on sale/call of securities available for sale, net	992	79	838	913	1155.7%	(759)	(90.6)%
Gain on sale of mortgage loans held for sale, net	86	69	37	17	24.6%	32	86.5%
Other income	(111)	437	158	(548)	(125.4)%	279	176.6%
	$6,466	$5,974	$6,074	$492	8.2%	$(100)	(1.6)%

2020 COMPARED WITH 2019

Total noninterest income increased $492,000 from $6.0 million in 2019 to $6.5 million in 2020.  The following were the primary changes in noninterest income:

•

Trust, estate and brokerage fees increased as a result of an increase in assets under management for both trust and investment management accounts and brokerage accounts.  Assets under management were $530.8 million at December 31, 2020 compared to $455.0 million at December 31, 2019.

•

Service charges on deposit accounts continued to decline as a result of the decline in non-sufficient funds (“NSF”) fees which is directly related to customer behavior.  NSF fees were $978,000 in 2020 compared to $1.5 million in 2019.

•

During 2020, the net gain on the sale of securities available for sale was the result of a portfolio reallocation to align with the Company’s investment goals.  During 2019, the gain on calls of securities available for sale was the result of two calls of trust preferred securities that went to auction and were settled at their par value.

•

Other income decreased primarily as a result of several factors.  Automated teller machine (“ATM”) surcharge income decreased $81,000 when compared to 2019, due to the Company outsourcing this activity.  Losses on the disposal of these ATMs totaled $177,000 during 2020. Partnership income, which is primarily derived from the Bank’s ownership interest in Bankers Insurance, LLC, increased $112,000 when compared to 2019.  The increase in this income was partially offset by an increase of $172,000 in pass-through losses from the Bank’s investment in qualified affordable housing projects.

2019 COMPARED WITH 2018

Total noninterest income decreased $100,000 from $6.1 million in 2018 to $6.0 million in 2019.  The following were the primary changes in noninterest income:

•

Trust, estate and brokerage fees increased as a result of increased brokerage production and increased assets under management.  Assets under management were $455.0 million at December 31, 2019 compared to $325.5 million at December 31, 2018.

•	Service charges on deposit accounts continued to decline due to customer behavior and increased mobile banking usage.
•

The decrease in the net gains on the sale of securities available for sale in 2019 was due to the Company’s portfolio reallocation to align with its investment goals and the gain on calls of securities available for sale in 2018 which was the result of two calls of trust preferred securities that went to auction and were settled at their par value.

•

The net gain on mortgage loans held for sale increased as a result of increased loans sold on the secondary market.  Loans originated for sale on the secondary market were $5.4 million in 2019 compared to $2.0 million in 2018.

•

Other income increased as a result of decreased net losses on partnerships of $32,000, gains from the sale of property of $139,000, income received from the sale of an equity ownership interest of $39,000 and income of $69,000 received from contract negotiations with a new broker/dealer which is recognized over the life of the contract.

NONINTEREST EXPENSE

	December 31,			Increase (Decrease) 2020 vs. 2019		Increase (Decrease) 2019 vs. 2018
(Dollars in thousands)	2020	2019	2018	Amount	Percent	Amount	Percent
Noninterest Expenses
Salaries and benefits	$12,103	$12,084	$12,108	$19	0.2%	$(24)	(0.2)%
Occupancy	2,409	2,352	2,331	57	2.4%	21	0.9%
Furniture and equipment	776	1,050	1,012	(274)	(26.1)%	38	3.8%
Marketing and business development	487	648	610	(161)	(24.8)%	38	6.2%
Legal, audit and consulting	1,129	1,054	1,015	75	7.1%	39	3.8%
Data processing	1,432	1,381	1,292	51	3.7%	89	6.9%
Federal Deposit Insurance Corporation assessment	388	190	369	198	104.2%	(179)	(48.5)%
Merger related expenses	1,231	-	-	1,231	-	-	0.0%
Prepayment penalty on early debt extinguishment	-	268	-	(268)	-	268	-
Other operating expenses	3,565	3,427	3,414	138	4.0%	13	0.4%
	$23,520	$22,454	$22,151	$1,066	4.7%	$303	1.4%

2020 COMPARED WITH 2019

Total noninterest expense increased $1.1 million from $22.5 million in 2019 to $23.5 million in 2020. Management continued to strive for increased efficiencies through process improvements and expense monitoring.  The following were the primary changes in noninterest expense:

•

Furniture and equipment expenses decreased primarily due to a decrease in depreciation associated with the ATMs, as noted above in noninterest income, that were removed due to the Bank’s outsourcing this activity.  Depreciation expense for furniture and equipment was $113,000 for 2020 compared to $323,000 for 2019.

•	Marketing expenses decreased by $92,000 primarily due to timing differences in marketing campaigns. Business development activities decreased $60,000, as a result of the COVID-19 pandemic.
•

FDIC deposit insurance assessment increased as a result of the Small Bank Assessment Credit of $162,000 that was received in 2019.  This credit is the portion of the Company’s assessment that contributed to the growth in the DIF reserve ratio from 1.15% to 1.35%.

•

Merger expenses of $1.2 million are related to the Merger with Virginia National, announced on October 1, 2020.  The Company expects to continue to incur merger expenses until the Merger with Virginia National is completed, which is currently expected to occur in the second quarter of 2021.

2019 COMPARED WITH 2018

Total noninterest expense increased $303,000 from $22.2 million in 2018 to $22.5 million in 2019. Management continued to strive for increased efficiencies through process improvements and expense monitoring.  The following were the primary changes in noninterest expense:

•	While the Company’s personnel expenses were its largest noninterest expense, total salary and benefit expenses remained relatively flat.
•	Occupancy, furniture and equipment expenses remained relatively unchanged.
•	Marketing and business development expenses increased slightly as a result of advertising campaigns, business development opportunities and community support.
•	Consulting expense, which includes legal and auditing fees, remained relatively unchanged.
•

FDIC deposit insurance assessment decreased as a result of the Small Bank Assessment Credit.  This credit is the portion of the Company’s assessment that contributed to the growth in the DIF reserve ratio from 1.15% to 1.35%.

•	The Company incurred prepayment penalties on the early extinguishment of $13.0 million of FHLB advances.
•	Other operating expenses remained relatively unchanged.

INCOME TAXES

Income tax expense for 2020 was $1.1 million, resulting in an effective tax rate of 15.4%, compared with $1.0 million or 12.8%, in 2019 and $746,000, or 10.8%, in 2018.  Income tax expense and the effective tax rate differed from the statutory federal income tax rate of 21% primarily due to the Bank’s investment in tax-exempt securities, income from bank-owned life insurance and community development tax credits.  Community development tax credits were $479,000, $552,000, and $504,000 for 2020, 2019 and 2018, respectively.

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

Nonperforming assets, in most cases, consist of nonaccrual loans, TDRs, OREO, and loans that are greater than 90 days past due and accruing interest.

As mentioned above, in response to COVID-19, the Company established a short-term loan modification program, which included the deferral of scheduled payments for a 90-day period.  Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered.  As of December 31, 2020, there was one loan modification totaling $2.6 million and 5 loans in payment deferral totaling $518,000.  These additional deferrals remained within the CARES Act and the March 2020 interagency guidance and were not considered TDRs.

The following table sets forth certain information with respect to the Company’s nonperforming assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$1,245	$989	$1,993	$3,180	$3,523
TDR loans still accruing	8,363	2,471	3,361	4,182	5,305
Loans 90+ days past due and accruing	584	1,636	1,227	1,665	2,859
Total nonperforming loans	10,192	5,096	6,581	9,027	11,687
OREO, net	1,356	1,356	1,356	1,356	1,356
Total nonperforming assets	$11,548	$6,452	$7,937	$10,383	$13,043

Allowance for loan losses to total loans	1.11%	0.95%	0.94%	1.00%	1.00%
Nonaccrual loans to total loans	0.20%	0.18%	0.36%	0.60%	0.80%
Allowance for loan losses to nonperforming loans	67.41%	102.57%	78.65%	56.40%	38.70%
Nonperforming loans to total loans	1.65%	0.93%	1.20%	1.80%	2.50%
Nonperforming assets to total assets	1.33%	0.89%	1.09%	1.60%	2.10%

Nonperforming assets totaled $11.5 million or 1.33% of total assets at December 31, 2020 and $6.5 million or 0.89% of total assets at December 31, 2019.  The ratio of allowance for loan losses as a percentage of nonperforming loans was 67.41% and 102.57% at December 31, 2020 and 2019, respectively. Factors contributing to these changes are:

•

Nonaccrual loans were $1.2 million and $1.0 million at December 31, 2020 and 2019, respectively. Changes in nonaccrual loans during 2020 was the result of the principal curtailment for one commercial real estate loans totaling $632,000, offset by the addition of one commercial and industrial loan totaling $509,000 and one residential real estate loan totaling $379,000.

•	OREO remained unchanged at $1.4 million, consisting of one 47-acre tract of undeveloped property.
•

Loans greater than 90 or more days past due and still accruing interest totaled $584,000 and $1.6 million at December 31, 2020 and 2019, respectively.  Included are $583,000 and $1.2 million in student loans at December 31, 2020 and 2019 that were greater than 90 days past due and still accruing interest. Student loans that are past due continue to accrue interest due to the 98% guarantee by the U.S. Department of Education.

•

There were five loans in the portfolio totaling $8.4 million that were identified as TDRs (non-COVID related) at December 31, 2020 compared to five loans at $2.5 million at December 31, 2019. One commercial and industrial loan was modified and identified as a TDR during 2020.  There were no loans modified and identified as TDRs during 2019.  At December 31, 2020, all TDRs were current and performing in accordance with their modified terms.

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

The allowance for loan losses was $6.9 million or 1.11% of total loans at December 31, 2020 compared to $5.2 million or 0.95% of total loans at December 31, 2019.  The provision for loan losses was $1.8 million and $346,000 for the years ended December 31, 2020 and 2019, respectively.  The increase in the allowance for loan losses was due primarily to the increase in qualitative factors related to COVID-19 and the current economic conditions, including, but not limited to, the increased unemployment rate for the Commonwealth of Virginia.  The allowance for loan losses was not impacted by PPP loans during the year ended December 31, 2020 due to the 100% SBA guaranty for loans funded under this program.

While Management believes that adequate loan loss reserves existed as of December 31, 2020, Management also recognizes that the full impact of COVID-19 may have a continued adverse effect on the credit quality of the Company’s loan portfolio subsequent to 2020.

Impaired loans were $9.6 million and $3.6 million at December 31, 2020 and 2019, respectively.   Reserves allocated to impaired loans were $72,000 and $229,000 at December 31, 2020 and 2019, respectively.  There are no loans other than those disclosed above either as nonperforming or impaired, where information known about the borrower has caused management to have serious doubts about the borrower’s ability to repay.

The following table summarizes the Bank’s loan loss experience for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses, January 1,	$5,227	$5,176	$5,094	$4,525	$4,193
Charged-off loans:
Commercial and industrial	148	328	106	19	226
Commercial real estate	-	-	47	476	380
Construction and land	-	-	312	-	-
Consumer	34	50	14	114	46
Student	15	13	24	31	36
Residential real estate	-	-	200	51	36
Home equity lines of credit	-	-	80	-	-
Total loans charged-off	197	391	783	691	724
Recoveries:
Commercial and industrial	13	2	35	154	1,527
Commercial real estate	24	80	70	575	24
Construction and land	-	-	-	-	-
Consumer	30	14	4	2	10
Student	-	-	-	-	-
Residential real estate	-	-	248	6	-
Home equity lines of credit	-	-	1	3	3
Total loan recoveries	67	96	358	740	1,564
Net charge-offs (recoveries)	130	295	425	(49)	(840)
Provision for (recovery of) loan losses	1,773	346	507	520	(508)
Allowance for loan losses, December 31,	$6,870	$5,227	$5,176	$5,094	$4,525

Ratio of net charge-offs (recoveries) to average loans	0.02%	0.05%	0.08%	(0.01)%	(0.19)%

The following table allocates the allowance for loan losses to each loan portfolio segment. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred, although the entire allowance balance is available to absorb any actual charge-offs that may occur.

	At December 31,
	2020		2019		2018		2017		2016
	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans	Allowance for Loan Losses	Percentage of Total Loans
(Dollars in thousands)
Commercial and industrial	$751	11.09%	$296	4.98%	$483	4.86%	$518	4.90%	$561	5.50%
Commercial real estate	2,334	32.54%	1,788	33.06%	1,738	34.18%	1,609	35.20%	1,569	35.70%
Construction and land	1,080	11.99%	652	11.86%	635	13.00%	879	10.70%	661	10.70%
Consumer	126	1.03%	154	1.08%	145	1.01%	105	1.00%	21	0.70%
Student	81	1.13%	65	1.48%	68	1.67%	72	2.10%	76	2.80%
Residential real estate	1,839	37.44%	1,596	40.95%	1,311	37.49%	1174	37.20%	943	35.10%
Home equity lines of credit	309	4.78%	326	6.59%	446	7.79%	387	8.90%	307	9.50%
Unallocated	350	-	350	-	350	-	350	-	387	-
	$6,870	100.00%	$5,227	100.00%	$5,176	100.00%	$5,094	100.00%	$4,525	100.00%

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2020 AND 2019

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

At December 31, 2020, the Company had total assets of $867.2 million compared to $722.2 million at December 31, 2019.  The significant components of the Company’s consolidated balance sheets are discussed below.

SECURITIES

At December 31, 2020, 2019 and 2018, the carrying values of securities available for sale at fair value were:

	Available for Sale
(Dollars in thousands)	2020	2019	2018
Obligations of U.S. Government corporations and agencies	$59,210	$63,941	$56,409
Obligations of states and political subdivisions	23,638	15,842	14,580
Corporate bonds	-	-	895
Total	$82,848	$79,783	$71,884

The following is a schedule of estimated maturities, or call date if more probable, or next rate repricing adjustment date, and related weighted average yields of securities at December 31, 2020:

	Due in one year or less		Due after One through Five years		Due after Five through Ten years		Due after Ten years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. Government corporations and agencies	$2,016	1.37%	$8,118	2.59%	$5,409	1.54%	$43,667	1.84%	$59,210	1.90%
Obligations of states and political subdivisions	55	5.28%	301	4.58%	4,060	3.13%	19,222	2.78%	23,638	2.87%
Total securities	$2,071	1.48%	$8,419	2.66%	$9,469	2.22%	$62,889	2.13%	$82,848	2.18%

Excluding obligations of U.S. Government corporations and agencies, there were no securities from a single issuer exceeding 10% of shareholders’ equity.

LOAN PORTFOLIO

Loans are made mainly to customers located within the Company’s primary market area. Loan pricing strategies and product offerings are continually modified in an effort to increase lending activity without sacrificing the existing credit quality standards.  At December 31, 2020 and 2019, net loans were 70.33% and 75.46% of total assets, respectively, and were the largest category of the Company’s earning assets. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods that result in level rates of return on principal. Loans are charged-off when deemed by management to be uncollectible, after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

Total loans on the balance sheet are comprised of the following portfolio segments at the dates indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial loans	$68,390	$27,404	$26,721	$24,413	$25,735
Commercial real estate	200,690	181,898	187,797	176,827	165,271
Construction and land	73,966	65,231	71,409	54,162	49,777
Consumer	6,355	5,958	5,562	5,068	3,100
Student	6,971	8,151	9,158	10,677	13,006
Residential real estate	230,885	225,316	205,945	187,104	162,383
Home equity lines of credit	29,492	36,268	42,772	44,548	43,861
Total loans	$616,749	$550,226	$549,364	$502,799	$463,133

At December 31, 2020, there were no loan concentrations to commercial borrowers engaged in similar activities that exceeded 10% of total loans.  Based on regulatory guidelines, the Bank is required to monitor the commercial real estate loan portfolio for: (i) concentrations above 100% of Tier 1 capital for construction and land loans and; (ii) concentrations above 300% for permanent investor real estate loans. As of December 31, 2020, the Company was well below these thresholds.

The following is a schedule of maturities and sensitivities of loans subject to changes in interest rates as of December 31, 2020:

(Dollars in thousands)	Within One Year	One Year through Five Years	After Five Years	Total
Commercial and industrial	$8,487	$52,498	$7,405	$68,390
Commercial real estate	27,948	96,382	76,360	200,690
Construction and land	48,192	25,198	576	73,966
	$84,627	$174,078	$84,341	$343,046
For maturities over one year:
Floating and adjustable rate loans		$14,938	$32,271	$47,209
Fixed rate loans		159,140	52,070	211,210
		$174,078	$84,341	$258,419

DEPOSITS

Deposits totaled $766.1 million and $622.2 million at December 31, 2020 and 2019, respectively.

The average daily amounts of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

	Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$159,668		$121,910		$117,422
Interest-bearing:
NOW	252,648	0.20%	230,081	0.45%	231,819	0.39%
Money market	105,218	0.40%	78,097	0.83%	59,400	0.52%
Savings	102,862	0.09%	87,478	0.32%	89,103	0.26%
Time deposits	72,095	1.47%	86,205	1.90%	73,717	1.37%
Total interest-bearing deposits	532,823	0.39%	481,861	0.75%	454,039	0.54%
Total deposits	$692,491		$603,771		$571,461

The following is a schedule of maturities of time deposits in amounts of $100,000 or more at December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Within Three Months	Three through Six Months	Six through Twelve Months	Over Twelve Months	Total
$100,000 to $250,000	$8,849	$7,100	$8,379	$2,889	$27,217
Over $250,000	1,832	4,525	5,190	1,478	13,025
Total	$10,681	$11,625	$13,569	$4,367	$40,242

BORROWINGS

Amounts and weighted average rates for long-and short-term borrowings as of December 31, 2020, 2019 and 2018 are as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB advances	$12,606	2.06%	$16,695	2.21%	$23,780	2.66%

At December 31, 2020, the weighted average life of FHLB advances was approximately 2.99 years.

In 2019, the Company sought to reduce its cost of interest-bearing liabilities by reducing the balance of its FHLB advances from $23.8 million at December 31, 2018, to $16.7 million at December 31, 2019.  The reduction of FHLB advances included early repayments of $13.0 million on December 31, 2019, resulting in prepayment penalties totaling $268,000.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold and unencumbered securities classified as available for sale. At December 31, 2020, liquid assets totaled $193.0 million, or 22.26% of total assets and 24.29% of total liabilities. Securities provide a constant source of liquidity through paydowns and maturities. The Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

CAPITAL

Shareholders’ equity totaled $72.5 million at December 31, 2020 compared with $67.1 million at December 31, 2019. The amount of equity reflects management’s desire to increase shareholders’ return on equity while maintaining a strong capital base.

The Company and the Bank are subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. In addition to the regulatory risk-based capital, the Company must maintain a capital conservation buffer of additional total capital and common equity Tier 1 capital as required by the Basel III Capital Rules.  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.  Management believes that the Bank satisfies all capital adequacy requirements to which they are subject as of December 31, 2020 and 2019.

As of December 31, 2020 and December 31, 2019, the Company qualified as a small bank holding company under SBHC Policy Statement and, as a result, the Company was exempt from the Basel III Capital Rules.  See the discussion under the heading “Government Supervision and Regulation” in Item 1 of this Annual Report on Form 10-K for more information.

As of December 31, 2020, the Bank is considered “well capitalized” as defined by regulatory authorities.  The following table provides information on the regulatory capital ratios for the Bank at December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Tier 1 Capital:
Common equity	$75,588	$70,312
Unrealized (gain) loss on securities available for sale, net	(2,643)	(1,294)
Unrealized benefit obligation for supplemental retirement plans	(31)	(155)
Total Common equity tier 1 capital	72,914	68,863
Tier 2 Capital:
Allowable allowance for loan losses	6,870	5,227
Total Capital:	$79,784	$74,090
Risk-Weighted Assets:	$575,302	$547,202
Regulatory Capital Ratios:
Leverage Ratio	8.54%	9.40%
Common Equity Tier 1 Capital Ratio	12.67%	12.58%
Tier 1 Capital Ratio	12.67%	12.58%
Total Capital Ratio	13.87%	13.54%

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company’s contractual obligations as of December 31, 2020.

(Dollars in thousands)	Payments due by period
Contractual Obligations:	Total	Less than One Year	Two through Three Years	Four through Five Years	More than Five Years (1)
Debt obligations	$16,730	$-	$2,606	$10,000	$4,124
Data processing obligations	2,494	-	2,494	-	-
Lease obligations	5,277	-	1,320	1,353	2,604
Total	$24,501	$-	$6,420	$11,353	$6,728
(1)	Includes $4.1 million of junior subordinated debt with varying put provisions with a mandatory redemption September 21, 2036.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Company are described in Item 8. “Financial Statements and Supplementary Data” under the heading Note 1 “Nature of Banking Activities and Significant Accounting Policies-Recent Significant Accounting Pronouncements and Other Regulatory Statements.”

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheets.  The simulation model’s sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given upward and downward shifts in interest rates.  The following reflects the range of the Company’s estimated net interest income sensitivity analysis during 2020 and 2019.

Rate Change	2020	2019
- 100 bps	(3.20)%	(5.30)%
+ 100 bps	4.40%	2.50%
+ 200 bps	7.90%	4.10%

Asset sensitivity indicates that in a rising interest rate environment the Company’s net interest income would increase and in a decreasing interest rate environment the Company’s net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment the Company’s net interest income would decrease and in a decreasing interest rate environment the Company’s net interest income would increase.  Based on the analysis above, from a net interest income perspective, the Company was asset sensitive at December 31, 2020 and December 31, 2019.

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

December 31, 2020

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

Consolidated statements of cash flows

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fauquier Bankshares, Inc.

Warrenton, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fauquier Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 3 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s estimate of the probable losses inherent in the Company’s loan portfolio. Auditing management’s estimate used in determining the allowance for the loan portfolio involved a high degree of subjectivity in evaluating management’s determination of the factors and assumptions used in the allowance estimate. At December 31, 2020, the allowance for loans losses was $6,870,000.

We identified the determination and application of the various allowance calculation inputs and assumptions as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management related to these elements.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s allowance process for the loan portfolio. Controls included, among others, those over the risk rating process, the identification of indicators of impairment, management’s review and approval of the calculations used to determine the allowance, including the underlying data and data inputs and outputs of those calculations, and management’s evaluation and review of the qualitative adjustments, including the reasonable and supportable forecast qualitative adjustment.

To test the Company’s allowance estimate, we tested the underlying data used in the estimate calculation to determine it was accurate, complete and relevant. Included in this were loan reviews to test the accuracy of loan grades and specific reserve calculations, as well as testing the allowance calculation model for computational accuracy. Further, we evaluated management’s basis for qualitative adjustments in relation to changes in economic conditions. Our procedures included evaluating management’s inputs and assumptions by comparing the information to internal and external source data including, among others, historical loss data and economic data utilized by the Company.  In addition, we evaluated the overall allowance amount and whether the amount appropriately reflects losses incurred in the loan portfolios as of the consolidated balance sheet date. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Brown, Edwards & Company, L.L.P
BROWN, EDWARDS & COMPANY, L.L.P

We have served as the Company’s auditor since 2017.

Harrisonburg, Virginia

March 26, 2021

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(In thousands, except share and per share data)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$15,728	$9,124
Interest-bearing deposits in other banks	108,825	37,203
Federal funds sold	13	14
Securities available for sale, at fair value	82,848	79,783
Restricted investments	1,835	2,016
Mortgage loans held for sale	375	247
Loans	616,749	550,226
Allowance for loan losses	(6,870)	(5,227)
Loans, net	609,879	544,999
Premises and equipment, net	16,529	17,492
Accrued interest receivable	2,305	1,984
Other real estate owned, net	1,356	1,356
Bank-owned life insurance	14,321	13,961
Other assets	13,159	13,992
Total assets	$867,173	$722,171
Liabilities
Deposits:
Noninterest-bearing checking	$182,653	$123,492
Interest-bearing:
Checking	266,501	242,531
Savings and money market accounts	243,573	182,007
Time deposits	73,392	74,125
Total interest-bearing	583,466	498,663
Total deposits	766,119	622,155
Federal Home Loan Bank advances	12,606	16,695
Junior subordinated debt	4,124	4,124
Other liabilities	11,863	12,075
Total liabilities	794,712	655,049
Shareholders’ Equity
Common stock, par value $3.13, and additional paid-in capital; authorized: 8,000,000 shares; issued and outstanding: 3,798,561 and 3,783,724 shares including 8,621 and 20,352 unvested shares, respectively	16,369	15,964
Retained earnings	53,767	49,787
Accumulated other comprehensive income, net	2,325	1,371
Total shareholders’ equity	72,461	67,122
Total liabilities and shareholders’ equity	$867,173	$722,171

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)	2020	2019	2018
Interest Income
Interest and fees on loans	$26,192	$26,398	$24,291
Interest and dividends on securities:
Taxable interest income	1,389	1,465	1,487
Tax-exempt interest	431	359	375
Dividends	165	166	135
Interest on deposits in other banks	135	782	410
Total interest income	28,312	29,170	26,698
Interest Expense
Interest on deposits	2,064	3,595	2,447
Interest on federal funds purchased	-	14	46
Interest on Federal Home Loan Bank advances	291	712	541
Interest on Junior subordinated debt	186	199	199
Total interest expense	2,541	4,520	3,233
Net interest income	25,771	24,650	23,465
Provision for loan losses	1,773	346	507
Net interest income after provision for loan losses	23,998	24,304	22,958
Noninterest Income
Trust and estate fees	2,249	1,743	1,542
Brokerage fees	557	453	180
Service charges on deposit accounts	1,118	1,522	1,706
Interchange fee income, net	1,215	1,305	1,252
Bank-owned life insurance	360	366	361
Gain on sale/call of securities available for sale, net	992	79	838
Gain on sale of mortgage loans held for sale, net	86	69	37
Other income	(111)	437	158
Total noninterest income	6,466	5,974	6,074
Noninterest Expenses
Salaries and benefits	12,103	12,084	12,108
Occupancy	2,409	2,352	2,331
Furniture and equipment	776	1,050	1,012
Marketing and business development	487	648	610
Legal, audit and consulting	1,129	1,054	1,015
Data processing	1,432	1,381	1,292
Federal Deposit Insurance Corporation assessment	388	190	369
Merger related expenses	1,231	-	-
Prepayment penalty on early debt extinguishment	-	268	-
Other operating expenses	3,565	3,427	3,414
Total noninterest expenses	23,520	22,454	22,151
Income before income taxes	6,944	7,824	6,881
Income tax expense	1,067	1,004	746
Net Income	$5,877	$6,820	$6,135
Earnings per share, basic	$1.55	$1.80	$1.63
Earnings per share, diluted	$1.55	$1.80	$1.62
Dividends per share	$0.50	$0.485	$0.48

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Net income	$5,877	$6,820	$6,135
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale, net of tax, $(567), $(586), and $43, respectively	2,133	2,204	(161)
Reclassification adjustment for gain on securities available for sale, net of tax, $208, $17, and $176, respectively	(784)	(62)	(662)
Change in fair value of interest rate swap, net of tax, $72, $66, and $(36), respectively	(271)	(250)	135
Change in unrecognized benefit obligation for Supplemental Executive Retirement Plan, net of tax, $33, $(4) and $(4), respectively	(124)	17	15
Total other comprehensive income (loss), net of tax, $(254), $(507), and $179, respectively	954	1,909	(673)
Total comprehensive income	$6,831	$8,729	$5,462

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$15,526	$40,491	$125	$56,142
Net income	-	6,135	-	6,135
Other comprehensive loss, net of tax effect of $179	-	-	(673)	(673)
Cash dividends ($0.48 per share)	-	(1,813)	-	(1,813)
Amortization of unearned compensation, restricted stock awards	134	-	-	134
Reclassification of net unrealized gains on equity securities from Accumulated other comprehensive income (loss)	-	(10)	10	-
Issuance of common stock - unvested shares (7,333 shares)	-	-	-	-
Issuance of common stock - vested shares (4,194 shares)	90	-	-	90
Repurchase of common stock (368 shares)	(8)	-	-	(8)
Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007

Balance, December 31, 2018	$15,742	$44,803	$(538)	$60,007
Net income	-	6,820	-	6,820
Other comprehensive income, net of tax effect of $(507)	-	-	1,909	1,909
Cash dividends ($0.485 per share)	-	(1,836)	-	(1,836)
Amortization of unearned compensation, restricted stock awards	153	-	-	153
Issuance of common stock - unvested shares (7,956 shares)	-	-	-	-
Issuance of common stock - vested shares (4,149 shares)	90	-	-	90
Forfeiture of common stock - unvested shares (1,210 shares)	-	-	-	-
Repurchase of common stock (960 shares)	(21)	-	-	(21)
Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122

Balance, December 31, 2019	$15,964	$49,787	$1,371	$67,122
Net income	-	5,877	-	5,877
Other comprehensive income, net of tax of $(254)	-	-	954	954
Cash dividends ($0.50 per share)	-	(1,897)	-	(1,897)
Amortization of unearned compensation, restricted stock awards	254	-	-	254
Issuance of common stock - unvested shares (7,889 shares)	-	-	-	-
Issuance of common stock - vested shares (4,293 shares)	90	-	-	90
Issuance of common stock - performance-based restricted stock units (4,662 shares)	85	-	-	85
Repurchase of common stock - unvested shares (2,007 shares)	(24)	-	-	(24)
Balance, December 31, 2020	$16,369	$53,767	$2,325	$72,461

See accompanying Notes to Consolidated Financial Statements.

Fauquier Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$5,877	$6,820	$6,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,086	1,256	1,255
Provision for loan losses	1,773	346	507
Loss on disposal of premises and equipment, net	211	-	-
(Gain) loss on interest rate swaps, net	(5)	4	3
Deferred tax (benefit) expense	(487)	124	221
Gains on sales/calls of securities available for sale	(992)	(79)	(838)
Amortization of security premiums, net	508	450	357
Amortization of unearned compensation, net of forfeiture	328	250	214
Issuance of vested restricted stock	175	90	90
Bank-owned life insurance income	(360)	(366)	(361)
Originations of mortgage loans held for sale	(4,898)	(5,379)	(2,042)
Proceeds from mortgage loans held for sale	4,856	5,201	2,079
Gain on mortgage loans held for sale	(86)	(69)	(37)
Changes in assets and liabilities:
(Increase) decrease in other assets	745	(4,731)	(1,065)
Increase (decrease) in other liabilities	(822)	4,641	812
Net cash provided by operating activities	7,909	8,558	7,330
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	16,166	8,196	11,707
Proceeds from sales of securities available for sale	18,762	13,871	-
Purchase of securities available for sale	(35,801)	(27,626)	(12,372)
Purchase of premises and equipment	(334)	(558)	(839)
(Purchase) redemption of restricted investments, net	181	224	(694)
Loan originations, net	(66,612)	(1,009)	(47,036)
Net cash used in investing activities	(67,638)	(6,902)	(49,234)
Cash Flows from Financing Activities
Increase (decrease) in noninterest-bearing checking, interest-bearing checking, savings and money market accounts	144,697	(5,396)	55,318
Increase (decrease) in time deposits	(733)	(8,087)	10,297
Increase (decrease) in Federal Home Loan Bank advances	(4,089)	(7,085)	15,920
Cash dividends paid on common stock	(1,897)	(1,836)	(1,813)
Repurchase of common stock	(24)	(21)	(8)
Net cash provided by (used in) financing activities	137,954	(22,425)	79,714
Increase (decrease) in cash and cash equivalents	78,225	(20,769)	37,810
Cash and Cash Equivalents
Beginning	46,341	67,110	29,300
Ending	$124,566	$46,341	$67,110
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,651	$4,603	$3,061
Income taxes	$1,255	$970	$330
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$1,349	$2,142	$(823)
Unrealized gain (loss) on interest rate swaps, net of tax	$(271)	$(250)	$135
Changes in Supplemental Executive Retirement Plans, net of tax	$(124)	$17	$15

See accompanying Notes to Consolidated Financial Statements.

FAUQUIER BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

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

Business Combination

On October 1, 2020, the Company and Virginia National Bankshares Corporation (“Virginia National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Virginia National (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will be converted into the right to receive 0.675 shares of Virginia National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. The transaction is expected to be completed in the second quarter of 2021, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.  None of the reclassifications were material and none had an impact on net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.  The Company is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 16.

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the specific identification method over the terms of the securities.

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

Restricted Investments

The Bank is required to maintain investments in the capital stock of certain correspondent banks. No readily available market exists for these investments and they have no quoted market value. These investments are recorded at cost and they are reported on the Company’s consolidated balance sheets as restricted investments.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar characteristics.

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

A loan is considered a trouble debt restructuring (“TDR”) when a concession has been granted to a borrower experiencing financial difficulty.  TDRs are identified at the point when the borrower enters into a modification agreement.  TDRs are considered impaired loans and are individually evaluated for impairment in the determination of the allowance for loan losses.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, collateral value, or the observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors and is also maintained to cover uncertainties that could affect management’s estimate of probable losses. This includes an unallocated portion of the allowance which reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.

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

Risk characteristics are evaluated for each portfolio segment by reviewing external factors such as: unemployment, new building permits, bankruptcies, foreclosures, economic conditions, competition and the regulatory environment. Internal risk characteristics evaluated include: lender turnover, lender experience, lending policy changes, loan portfolio characteristics, collateral, risk rating adjustments, loan concentrations, and loan review analysis.

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

Leases

The Company recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less.  A lease liability represents the Company obligation to make future payments under lease contracts, and a right-of-use asset represents the Company right to control the use of the underlying property during the lease term.  Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee.  The Company has elected not to separate lease and nonlease components within the same contract and instead to account for the entire contract as a lease.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the applicable taxing authority, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured, as described above, is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the applicable taxing authority upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. The Company has no uncertain tax positions.

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

Recent Accounting Pronouncements and Other Regulatory Statements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU Nos. 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Changes under ASU No. 2016-13 and subsequent updates represent a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company established a working group to evaluate the impact these changes will have on the Company’s financial statements and related disclosures. The Company also contracted with a third-party for credit modeling in accordance with ASU No. 2016-13.  The Company has focused on model validations, the development of processes and related controls, and the evaluation of parallel runs. The Company has not yet determined an estimate of the effect of these changes.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. This ASU also provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to its definitions of “accelerated filer” and “large accelerated filer.”  The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  For the Company, this will be its annual report on Form 10-K with respect to the year ending December 31, 2020.  Pursuant to Section 404(b) of the Sarbanes-Oxley Act, the classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an external auditor attestation concerning the effectiveness of a company’s internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K. The Company has complied with such requirements during the years it was considered an accelerated filer.  The SEC’s March 2020 definition amendments exclude from the accelerated filer and large accelerated filer definitions an issuer that (i) is eligible to be a smaller reporting company and (ii) had annual revenues of less than $100 million in the most recent fiscal year.  Such entity can now be considered a “non-accelerated filer.”  With respect to the 2020 fiscal year, the Company continues to be a smaller reporting company and is no longer be considered an accelerated filer.

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (collectively, “the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  In August 2020, a joint statement on additional loan modifications was issued.  Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief.  The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”).  On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic.  See Note 3 of the consolidated financial statements for additional disclosure of TDRs as of December 31, 2020.

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

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. ASU No. 2020-08 states that all entities should apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.
Note 2.	Securities

The amortized cost and fair value of securities available for sale, are summarized as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$57,486	$1,759	$(35)	$59,210
Obligations of states and political subdivisions	22,016	1,623	(1)	23,638
	$79,502	$3,382	$(36)	$82,848

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Obligations of U.S. Government corporations and agencies	$63,090	$937	$(86)	$63,941
Obligations of states and political subdivisions	15,054	802	(14)	15,842
	$78,144	$1,739	$(100)	$79,783

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,054	$2,072
Due after one year through five years	7,934	8,419
Due after five years through ten years	8,972	9,467
Due after ten years	60,542	62,890
	$79,502	$82,848

Proceeds from maturities, calls and principal repayments of securities available for sale during 2020, 2019 and 2018 were $16.2 million, $8.2 million and $11.7 million, respectively.  Proceeds from the sales of securities available for sale during 2020 and 2019 were $18.8 million and $13.9 million, respectively.  There were no sales of securities available for sale during 2018.  Net gains on sales and/or calls of securities available for sale were $992,000, $79,000, and $838,000 during 2020, 2019 and 2018, respectively.  Securities available for sale totaling $35.8 million, $27.6 million and $12.4 million were purchased in 2020, 2019 and 2018, respectively.

The following table presents securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019, respectively.

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$7,958	$(35)	$-	$-	$7,958	$(35)
Obligations of states and political subdivisions	508	(1)	-	-	508	(1)
Total temporarily impaired securities	$8,466	$(36)	$-	$-	$8,466	$(36)

(In thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Obligations of U.S. Government corporations and agencies	$11,460	$(42)	$5,651	$(44)	$17,111	$(86)
Obligations of states and political subdivisions	2,049	(14)	-	-	2,049	(14)
Total temporarily impaired securities	$13,509	$(56)	$5,651	$(44)	$19,160	$(100)

At December 31, 2020, there were 5 securities totaling $8.5 million of aggregate fair value considered temporarily impaired.  The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2020, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, no securities have been in an unrealized loss position continuously for more than 12 months, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $13.1 million and $16.6 million at December 31, 2020 and 2019, respectively.

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

On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by COVID-19.  A provision in the CARES Act included the creation of the PPP through the Small Business Administration (“SBA”).  Loans provided by the Bank through the PPP may be forgiven based on the borrowers’ compliance with the terms of the program.  The SBA provides a 100% guaranty to the lender of principal and interest, unless the lender violates an obligation under the agreement.  As loan losses are expected to be immaterial, if any at all, due to the SBA guaranty, there is no provision allocated for PPP loans within the allowance for loan loss calculation.  As of December 31, 2020, the Bank’s Commercial and Industrial loan segment included the origination of 549 PPP loans, totaling $53.1 million, and under the terms of the PPP, subsequently issued forgiveness for 223 PPP loans, with an aggregate principal balance of $22.6 million.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Charge-offs	(148)	-	-	(34)	(15)	-	-	-	(197)
Recoveries	13	24	-	30	-	-	-	-	67
Provision (recovery)	590	522	428	(24)	31	243	(17)	-	1,773
Ending balance, December 31, 2020	$751	$2,334	$1,080	$126	$81	$1,839	$309	$350	$6,870
Ending balances individually evaluated for impairment	$20	$52	$-	$-	$-	$-	$-	$-	$72
Ending balances collectively evaluated for impairment	$731	$2,282	$1,080	$126	$81	$1,839	$309	$350	$6,798
Loans
Individually evaluated for impairment	$509	$8,345	$-	$-	$-	$754	$-		$9,608
Collectively evaluated for impairment	67,881	192,345	73,966	6,355	6,971	230,131	29,492		607,141
Ending balance, December 31, 2020	$68,390	$200,690	$73,966	$6,355	$6,971	$230,885	$29,492		$616,749

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Charge-offs	(328)	-	-	(50)	(13)	-	-	-	(391)
Recoveries	2	80	-	14	-	-	-	-	96
Provision	139	(30)	17	45	10	285	(120)	-	346
Ending balance, December 31, 2019	$296	$1,788	$652	$154	$65	$1,596	$326	$350	$5,227
Ending balances individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$-	$229
Ending balances collectively evaluated for impairment	$296	$1,559	$652	$154	$65	$1,596	$326	$350	$4,998
Loans
Individually evaluated for impairment	$187	$2,847	$233	$-	$-	$379	$-		$3,646
Collectively evaluated for impairment	27,217	179,051	64,998	5,958	8,151	224,937	36,268		546,580
Ending balance, December 31, 2019	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268		$550,226

	December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Unallocated	Total
Allowance for Loan Losses
Beginning balance, December 31, 2017	$518	$1,609	$879	$105	$72	$1,174	$387	$350	$5,094
Charge-offs	(106)	(47)	(312)	(14)	(24)	(200)	(80)	-	(783)
Recoveries	35	70	-	4	-	248	1	-	358
Provision (recovery)	36	106	68	50	20	89	138	-	507
Ending balance, December 31, 2018	$483	$1,738	$635	$145	$68	$1,311	$446	$350	$5,176
Ending balances individually evaluated for impairment	$176	$159	$-	$-	$-	$-	$68	$-	$403
Ending balances collectively evaluated for impairment	$307	$1,579	$635	$145	$68	$1,311	$378	$350	$4,773
Loans
Individually evaluated for impairment	$522	$3,191	$2,679	$-	$-	$707	$567		$7,666
Collectively evaluated for impairment	26,199	184,606	68,730	5,562	9,158	205,238	42,205		541,698
Ending balance, December 31, 2018	$26,721	$187,797	$71,409	$5,562	$9,158	$205,945	$42,772		$549,364

Loans by credit quality indicators as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$67,499	$189,656	$71,630	$6,352	$6,971	$223,681	$27,650	$593,439
Special mention	348	9,273	2,273	3	-	319	-	12,216
Substandard	543	1,761	63	-	-	6,885	1,842	11,094
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$68,390	$200,690	$73,966	$6,355	$6,971	$230,885	$29,492	$616,749

	December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Construction and Land	Consumer	Student	Residential Real Estate	Home Equity Lines of Credit	Total
Grade:
Pass	$26,555	$175,063	$62,231	$5,955	$8,151	$218,686	$34,218	$530,859
Special mention	422	3,487	2,594	3	-	336	127	6,969
Substandard	427	3,348	406	-	-	6,294	1,923	12,398
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$27,404	$181,898	$65,231	$5,958	$8,151	$225,316	$36,268	$550,226

The past due status of loans as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$38	$-	$510	$548	$67,842	$68,390	$1	$509
Commercial real estate	-	-	357	357	200,333	200,690	-	357
Construction and land	-	-	-	-	73,966	73,966	-	-
Consumer	9	-	-	9	6,346	6,355	-	-
Student	430	427	583	1,440	5,531	6,971	583	-
Residential real estate	768	-	379	1,147	229,738	230,885	-	379
Home equity lines of credit	111	324	-	435	29,057	29,492	-	-
Total	$1,356	$751	$1,829	$3,936	$612,813	$616,749	$584	$1,245

	December 31, 2019
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing	Nonaccruals
Commercial and industrial	$330	$-	$34	$364	$27,040	$27,404	$34	$-
Commercial real estate	-	-	989	989	180,909	181,898	-	989
Construction and land	5,472	-	-	5,472	59,759	65,231	-	-
Consumer	11	1	-	12	5,946	5,958	-	-
Student	345	220	1,204	1,769	6,382	8,151	1,205	-
Residential real estate	739	109	397	1,245	224,071	225,316	397	-
Home equity lines of credit	389	-	-	389	35,879	36,268	-	-
Total	$7,286	$330	$2,624	$10,240	$539,986	$550,226	$1,636	$989

The following table presents information related to impaired loans by portfolio segment as of December 31, 2020 and 2019.

	December 31, 2020
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial real estate	$7,562	$7,562	$-	$7,944	$320
Residential real estate	754	754	-	761	19
With an allowance recorded:
Commercial and industrial	$509	$509	$20	$509	$3
Commercial real estate	783	783	52	797	36
Total:
Commercial and industrial	$509	$509	$20	$509	$3
Commercial real estate	8,345	8,345	52	8,741	356
Residential real estate	754	754	-	761	19
Total	$9,608	$9,608	$72	$10,011	$378

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	1,048	1,048	-	1,213	61
Construction and land	233	233	-	494	25
Residential real estate	379	727	-	384	16
With an allowance recorded:
Commercial real estate	$1,799	$1,813	$229	$1,806	$38
Total:
Commercial and industrial	$187	$187	$-	$287	$13
Commercial real estate	2,847	2,861	229	3,019	99
Construction and land	233	233	-	494	25
Residential real estate	379	379	-	384	16
Total	$3,646	$3,660	$229	$4,184	$153

Trouble Debt Restructurings

For each of the years ended December 31, 2020 and 2019, there were five loans in the loan portfolio, totaling $8.4 million and $2.5 million, respectively, that were identified as TDRs, all of which were current and performing in accordance with their modified terms. The following table summarizes a modification that was classified as a TDR during 2020.  There were no loan modifications that were classified as TDRs during 2019.  There were no payment defaults for TDRs occurring within twelve months of modification during the years ended December 31, 2020 and 2019.

	2020
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$6,221	$6,221

The CARES Act, along with interagency guidance, provided financial institutions the option to temporarily suspend certain accounting requirements related to TDRs with respect to loan modifications, including the deferral of scheduled payments.  As of December 31, 2020, under the current regulatory guidance, 5 loans, totaling $518,000 in principal loan balances, were granted a 90-day deferment of scheduled payments and one loan, with a principal balance of $2.6 million was modified.  These 6 loans were not considered TDRs under the current guidance.

At December 31, 2020 and 2019, the Company had no foreclosed residential real estate properties in its possession and none in the process of foreclosure.

Note 4.Related Party Transactions

Loans outstanding to directors and executive officers and certain of their affiliates totaled $2.3 million and $2.2 million at December 31, 2020 and 2019, respectively.  Loan advances totaled $652,000 and repayments totaled $596,000 in the year ended December 31, 2020.  Total deposits for directors and executive officers and their affiliates were $6.1 million and $5.2 million at December 31, 2020 and 2019, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons and do not involve more than normal risk or present other unfavorable features.

Note 5.	Premises and Equipment, Net

The following table presents the cost and accumulated depreciation of premises and equipment at December 31, 2020 and 2019.

(In thousands)	2020	2019
Land	$4,246	$4,254
Buildings and improvements	22,807	22,709
Furniture and equipment	6,178	6,410
Leasehold improvements	95	38
	33,326	33,411
Accumulated depreciation	(16,797)	(15,919)
	$16,529	$17,492

Depreciation expense totaled $1.1 million for the year ended December 31, 2020 and $1.3 for each of the years ended December 31, 2019 and 2018.

Note 6.	Deposits

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 were $13.0 million and $13.4 million, respectively.

Overdraft deposits totaling $76,000 and $192,000 were reclassified to loans at December 31, 2020 and 2019, respectively.

The following table presents scheduled maturities of time deposits at December 31, 2020.

(In thousands)
2021	$62,932
2022	7,399
2023	3,017
2024	44
$73,392

Note 7.	Employee Benefit Plans

Supplemental Executive Retirement Plan (“SERP”)

The Company has a defined benefit SERP for certain executives, in which the contribution is solely funded by the Company. For the years ended December 31, 2020, 2019 and 2018, SERP expenses were $233,000, $270,000 and $256,000, respectively.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the SERP based upon actuarial valuations, for the years ended December 31, 2020, 2019 and 2018.

(In thousands)
Changes in Benefit Obligations	2020	2019	2018
Benefit obligation, beginning	$2,675	$2,574	$2,485
Service cost	155	169	171
Interest cost	77	100	84
Actuarial gain	158	(20)	(18)
Benefits paid	(212)	(148)	(148)
Benefit obligation, ending	$2,853	$2,675	$2,574
Funded status at December 31,	$(2,853)	$(2,675)	$(2,574)

Changes in Plan Assets
Fair value of plan assets, beginning	$-	$-	$-
Employer contributions	212	148	148
Benefits paid	(212)	(148)	(148)
Fair value of plan assets, ending	$-	$-	$-

Amounts recognized in the Balance Sheets	2020	2019	2018
Other assets, deferred income tax benefit	$583	$479	$513
Other liabilities	2,853	2,675	2,574
Accumulated other comprehensive income	33	157	140

Amounts recognized in accumulated other comprehensive income (loss)
Net gain	$18	$176	$155
Prior service cost	23	22	22
Deferred tax expense	(8)	(41)	(37)
Amount recognized	$33	$157	$140

Components of net periodic benefit cost	2020	2019	2018
Service cost	$155	$169	$171
Interest cost	77	100	84
Amortization of prior service cost	1	1	1
Net periodic benefit cost	$233	$270	$256

Other changes in plan assets and benefit obligations recognized in other comprehensive income	2020	2019	2018
Net gain	$(158)	$20	$18
Amortization of prior service cost	1	1	1
Total recognized	(157)	21	19
Less: Income tax effect	(33)	4	4
Net amount recognized in other comprehensive income	$(124)	$17	$15

The total recognized net periodic benefit costs and other comprehensive income before income tax follows:

(In thousands)
2020	2019	2018
$390	$249	$237

Weighted-average assumptions:	2020	2019	2018
Discount rate used for net periodic benefit cost	3.00%	4.00%	3.50%
Discount rate used for benefit obligation	2.25%	3.00%	4.00%
Rate of compensation increase for net periodic benefit cost and benefit obligation	3.25%	3.25%	3.25%

Estimated future benefit payments follows:

(In thousands)
For the years ending December 31,	Amount
2021	$203

The Company has also established supplemental retirement plans for certain additional executives. The expense for these plans was $52,000, $27,100 and $35,600 during 2020, 2019 and 2018, respectively.

401(k) Plan

The Company has a defined contribution retirement plan under Internal Revenue Code of 1986 (“Code”) Section 401(k) covering all employees who are at least 18 years of age and worked more than 20 hours per week. Under the plan, a participant may contribute an amount up to 100% of their covered compensation for the year, not to exceed the dollar limit set by law (Code Section 402(g)). The Company will make an annual matching contribution, equal to 100% on the first 6% of compensation deferred for a maximum match of 6% of compensation. The Company makes an additional safe harbor contribution equal to 3% of compensation to all eligible participants. The Company’s 401(k) expenses for the years ended December 31, 2020, 2019 and 2018 were $788,000, $747,000 and $688,000, respectively.

Deferred Compensation Plans

The Company maintains a Director Deferred Compensation Plan. This plan provides that any nonemployee director of the Company may elect to defer receipt of all or any portion of his or her compensation as a director. A participating director may elect to have amounts held in a deferred cash account, which is credited on a quarterly basis with interest equal to the highest rate offered by the Bank at the end of the preceding quarter. Alternatively, a participant may elect to have a deferred stock account in which deferred amounts are treated as if invested in the Company’s common stock at the fair market value on the date of deferral. The value of a stock account will change based upon the fair market value of an equivalent number of shares of common stock. In addition, the deferred amounts deemed invested in common stock will be credited with dividends on an equivalent number of shares. Amounts considered invested in the Company’s common stock are paid, at the election of the director, either in cash or in whole shares of the common stock and cash in lieu of fractional shares. Directors may elect to receive amounts contributed to their respective accounts in one or up to five installments. There were no directors participating in the Director Deferred Compensation Plan in 2020, 2019 and 2018.

The Company has a nonqualified deferred compensation program for a former key employee’s retirement, in which the contribution expense is solely funded by the Company. The retirement benefit to be provided is variable based upon the performance of underlying life insurance policy assets. Deferred compensation expense amounted to $28,000, $77,000 and $44,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Concurrent with the establishment of the deferred compensation program, the Company purchased life insurance policies on this employee with the Company named as owner and beneficiary. These life insurance policies are intended to be utilized as a source of funding the deferred compensation program. At December 31, 2020 and 2019, the Company recorded on the consolidated balance sheets, $1.4 million in cash surrender value for these policies and $155,000 and $153,000 in accrued liabilities as of December 31, 2020 and 2019, respectively.  The Company has recorded on the consolidated statements of operations, noninterest income of $29,000, for the year ended December 31, 2020 and $28,000 for each of the years ended December 31, 2019 and 2018.

Note 8.Dividend Reinvestment and Stock Purchase Plan

In 2004, the Company implemented a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments at 100% of the market price of the common stock, which is either the actual purchase price of the shares if obtained on the open market, or the average of the closing bid and asked quotations for a share of common stock on the day before the purchase date for shares, if acquired directly from the Company, as newly issued shares under the DRSPP. There were no new shares issued during 2020 and 2019. The Company had 236,529 shares available for issuance under the DRSPP at December 31, 2020.

Note 9.Commitments and Contingent Liabilities

The Bank has two data processing contractual obligations that began in June 2014 and will end in December 2021.  The expense for these obligations totaled $1.3 million for the year ended December 31, 2020 and $1.2 million for each of the years ended December 31, 2019 and 2018.  In addition, the core data processing contract provides for interchange processing where the expense is based on interchange volume and is more than offset by interchange income on the same transactions.  The net interchange income was $1.2 million for the year ended December 31, 2020 and $1.3 million for each of the years ended December 31, 2019 and 2018.

In accordance with Regulation D of the Federal Reserve Act, the Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank.  In March 2020, the Federal Reserve Bank eliminated the reserve requirement.  For the final weekly reporting period for the year ended December 31, 2020 and 2019, the Bank had no required reserve balances.

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

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia.

The following table summarizes the components of the net deferred tax assets included in other assets at December 31, 2020 and 2019.

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,443	$1,098
Interest on nonaccrual loans	71	40
Accrued vacation	98	76
SERP obligation	583	479
OREO	219	219
Accumulated depreciation	139	97
Restricted stock	64	108
Other	327	254
	2,944	2,371
Deferred tax liabilities:
Securities available for sale	703	344
Other	20	11
	723	355
Net deferred tax assets	$2,221	$2,016

The Company has not recorded a valuation allowance for deferred tax assets as management feels it is more-likely-than-not that they will be ultimately realized.

Components of income tax expense is summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current tax expense	$1,554	$880	$525
Deferred taxes	(487)	124	221
	$1,067	$1,004	$746

Income tax expense for the years ended December 31, 2020, 2019 and 2018 differed from the federal statutory rate applied to income before income taxes for the following reasons:

(In thousands)	2020	2019	2018
Computed “expected” tax expense	$1,458	$1,643	$1,445
Changes in income taxes resulting from:
Tax-exempt interest income	(160)	(146)	(149)
Tax credits	(479)	(552)	(504)
Other	248	59	(46)
	$1,067	$1,004	$746

Note 11.Earnings Per Share

The following table presents the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock.

	2020		2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	3,793,366	$1.55	3,783,322	$1.80	3,772,421	$1.63
Effect of dilutive stock awards	5,450		7,396		6,945
Diluted earnings per share	3,798,816	$1.55	3,790,718	$1.80	3,779,366	$1.62

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

Stock Incentive Plan

On May 21, 2019, the shareholders of the Company approved the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (the “Plan”).  Under the Plan, awards of options, restricted stock, and other stock-based awards may be granted to employees, directors or consultants of the Company or any affiliate.  The effective date of the Plan was May 21, 2019 and the termination date is May 21, 2029. The Company’s Board of Directors may terminate, suspend or modify the Plan within certain restrictions.  The Plan authorizes for issuance 350,000 shares of the Company’s common stock.

Restricted Shares

Restricted shares are accounted for using the fair market value of the Company’s common stock on the date in which these shares were awarded. Restricted shares are issued to certain executive officers and are subject to a vesting period, whereby, the restrictions on the shares lapse on the third anniversary of the date the shares were awarded. Compensation expense for these shares is recognized over the three-year period. The restricted shares issued to nonemployee directors are not subject to a vesting period and compensation expense is recognized at the date the shares are granted.  Compensation expense for restricted shares amounted to $344,000, $243,000 and $223,000, net of forfeiture, for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $78,000 of total unrecognized compensation cost related to restricted shares. This amount is expected to be recognized through 2023, however the acceleration of this expense is expected as a result of the completion of the Merger.

The table below summarizes the Company’s unvested restricted shares.

	December 31, 2020		December 31, 2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning	20,352	$20.20	22,569	$18.08
Granted	12,182	20.95	12,058	21.69
Vested	(21,906)	20.27	(12,105)	21.20
Forfeited or surrendered	(2,007)	19.21	(2,170)	20.46
Unvested shares, ending	8,621	$21.31	20,352	$20.20

Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units to certain executive officers.  Performance-based restricted stock units are accounted for using the fair market value of the Company’s common stock on the date awarded, and adjusted as the market value of the stock changes.  Performance-based restricted stock units issued to executive officers are subject to a vesting period, whereby the restrictions on the rights lapse on the third anniversary of the date the units were awarded. Until vesting, the shares underlying the units are not issued and are not included in shares outstanding.  Vesting is contingent upon the Company reaching predetermined performance goals as compared with a predetermined peer group of banks. Compensation expense for performance-based restricted stock units totaled $74,000, $97,000 and $80,000 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $37,000 unrecognized compensation expense related to these performance-based restricted stock units. This expense is expected to be recognized through 2023, however the acceleration of this expense is expected in connection with the completion of the Merger.

The table below summarizes the Company’s unvested performance-based stock units.

	December 31, 2020		December 31, 2019
	Shares	Weighted Average Fair Value Per Share	Performance Based Stock Rights	Weighted Average Fair Value Per Share
Unvested shares, beginning	30,012	$18.90	22,103	$17.90
Granted	7,889	20.95	7,909	21.69
Vested	(4,662)	21.02	-	-
Forfeited	(15,534)	18.00	-	-
Unvested shares, ending	17,705	$20.05	30,012	$18.90

Note 13.	Federal Home Loan Bank Advances and Other Borrowings

The Company’s borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) were $12.6 million and $16.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the fixed interest rates on FHLB advances were 2.06%, and the weighted average interest rate at December 31, 2020 and 2019 was 2.06% and 2.21%, respectively.

At December 31, 2020, the Bank’s available line of credit with the FHLB was approximately $109.1 million.  FHLB advances and the available line of credit were secured by certain first and second lien loans on 1-4 family single unit dwellings and eligible commercial real estate loans of the Bank. The amount of available credit is limited to 100% of the market value of qualifying collateral for 1-4 family single unit residential loans, 68% to 84% for home equity loans and 70% for commercial real estate loans. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The following table presents the contractual maturities of FHLB advances at December 31, 2020:

(In thousands)
2022	$2,606
2024	10,000
$12,606

At December 31, 2020, the Bank has $96.0 million in federal funds lines of credit with several different commercial banks and $22.6 million available from the Federal Reserve Bank of Richmond. As of December 31, 2020, the Bank also had a letter of credit in the amount of $35.0 million with the FHLB issued as collateral for public fund depository accounts.  At December 31, 2020, none of the available federal funds lines of credit or letter of credit were in use.

Note 14.	Dividend Limitations on Affiliate Bank

Transfers of funds from the Bank to the Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2020, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $13.7 million.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	2020	2019
Commitments to extend credit	$112,712	$91,564
Standby letters of credit	5,466	4,892
	$118,178	$96,456

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

The Company entered into an interest rate swap agreement on July 1, 2010 to manage the interest rate exposure on its Junior Subordinated Debt due 2036.  By entering into this agreement, the Company converted a floating rate liability into a fixed rate liability through the maturity date of September 15, 2020. Under the terms of the agreement, the Company receives interest quarterly at the rate equivalent to three-month LIBOR plus 1.70% repricing every three months on the same date as the Company’s Junior Subordinated Debt and pays interest monthly at the fixed rate of 3.21%.  In addition, on June 24, 2016, the Company entered into a forward interest rate swap agreement to convert the floating rate liability on the same Junior Subordinated Debt to fixed from 2020 to 2031.  Interest expense on these interest rate swaps was $87,000, $31,000 and $43,000 for the years ended December 31, 2020, 2019 and 2018, respectively. There was no cash flow hedge ineffectiveness identified during 2020, 2019 and 2018.  These swaps are designated as cash flow hedges and changes in the fair value are recorded as an adjustment through other comprehensive income.

The Company entered into two swap agreements to manage the interest rate risk related to two commercial loans on February 11, 2015 and April 7, 2015. The agreements allow the Company to convert fixed rate assets to floating rate assets through 2022 and 2025. The Company receives interest monthly at the rate equivalent to one-month LIBOR plus a spread repricing on the same date as the loans and pays interest at fixed rates. Interest expense recognized on the interest rate swaps was $54,000 for the year ended December 31, 2020 and interest income of $26,000 and $5,000 for the years ended December 31, 2019 and 2018. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.  On July 28, 2020, one of these swap agreements with a notional/contract amount of $1.2 million terminated, resulting in a termination fee of $89,200.

Cash collateral held at other banks for these swaps was $1.1 million and $730,000 at December 31, 2020 and 2019, respectively. Collateral is dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(442)	Other Liabilities	6/15/2031
Interest rate swap - fair value	4,150	(76)	Other Liabilities	2/12/2022

(In thousands)	December 31, 2019
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate swap - cash flow	$4,000	$(41)	Other Liabilities	9/15/2020
Interest rate forward swap - cash flow	4,000	(59)	Other Liabilities	6/15/2031
Interest rate swap - fair value	1,167	(17)	Other Liabilities	4/9/2025
Interest rate swap - fair value	4,230	(23)	Other Liabilities	2/12/2022

Note 17.Accumulated Other Comprehensive Income (Loss)

The following table presents information on changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated.

(In thousands)	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for Sale Securities	Supplemental Executive Retirement Plans	Total
Balance, December 31, 2017	$37	$(37)	$125	$125

Reclassification of the income tax effect of the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss)	-	10	-	10
Other comprehensive income before reclassifications	135	(823)	15	(673)
Balance, December 31, 2018	$172	$(850)	$140	$(538)

Other comprehensive income (loss) before reclassifications	(250)	2,142	17	1,909
Balance, December 31, 2019	$(78)	$1,292	$157	$1,371

Other comprehensive income (loss) before reclassifications	(271)	1,349	(124)	954
Balance, December 31, 2020	$(349)	$2,641	$33	$2,325

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets at December 31, 2020:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$59,210	$-	$59,210	$-
Obligations of states and political subdivisions	23,638	-	23,638	-
Total available for sale securities	82,848	-	82,848	-
Mutual funds	419	419	-	-
Total assets at fair value	$83,267	$419	$82,848	$-
Liabilities at December 31, 2020:
Interest rate swaps	$518	$-	$518	$-
Total liabilities at fair value	$518	$-	$518	$-
Assets at December 31, 2019:
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$63,941	$-	$63,941	$-
Obligations of states and political subdivisions	15,842	-	15,842	-
Total available for sale securities	79,783	-	79,783	-
Mutual funds	403	403	-	-
Total assets at fair value	$80,186	$403	$79,783	$-
Liabilities at December 31, 2019:
Interest rate swaps	$140	$-	$140	$-
Total liabilities at fair value	$140	$-	$140	$-

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Mortgage Loans Held for Sale:  Mortgage loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). No nonrecurring fair value adjustments were recorded on mortgage loans held for sale during 2020 and 2019. Net gains and losses on the sale of loans are recorded as a component of noninterest income on the consolidated statements of operations.

Impaired Loans:  A loan is designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loans or the fair value of the collateral securing the loans, or the present value of the cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is in the process of construction or if an appraisal of the real estate property is more than one-year-old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal of one year or less, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: OREO is measured at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company considers OREO as Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	December 31, 2020
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$375	$-	$375	$-
Impaired loans, net	1,220	-	-	1,220
Other real estate owned, net	1,356	-	-	1,356

	December 31, 2019
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Mortgage loans held for sale	$247	$-	$247	$-
Impaired loans, net	1,570	-	-	1,570
Other real estate owned, net	1,356	-	-	1,356

The following table displays quantitative information about Level 3 fair value measurements at December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,220	Appraised values	Age of appraisals, current market conditions, and experience within local market	5%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,576

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Discount
Impaired loans, net	$1,570	Appraised values	Age of appraisal, current market conditions, and experience within local market	13%
Other real estate owned, net	1,356	Appraised values	Age of appraisal, current market conditions and selling costs	18%
Total	$2,926

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

The following tables present the Company’s estimated fair values and related carrying amounts:

	December 31, 2020
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$124,566	$124,566	$-	$-	$124,566
Securities available for sale	82,848	-	82,848	-	82,848
Restricted investments	1,835	-	1,835	-	1,835
Mortgage loans held for sale	375	-	375	-	375
Loans, net	609,879	-	-	607,181	607,181
Accrued interest receivable	2,305	-	2,305	-	2,305
Mutual Funds	419	419	-	-	419
Bank-owned life insurance	14,321	-	14,321	-	14,321
Total financial assets	$836,548	$124,985	$101,684	$607,181	$833,850

Liabilities
Deposits	$766,119	$-	$766,449	$-	$766,449
FHLB advances	12,606	-	16,724	-	16,724
Junior subordinated debt	4,124	-	3,990	-	3,990
Accrued interest payable	107	-	107	-	107
Interest rate swaps	518	-	518	-	518
Total financial liabilities	$783,474	$-	$787,788	$-	$787,788

	December 31, 2019
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and short-term investments	$46,341	$46,341	$-	$-	$46,341
Securities available for sale	79,783	-	79,783	-	79,783
Restricted investments	2,016	-	2,016	-	2,016
Mortgage loans held for sale	247	-	247	-	247
Loans, net	544,999	-	-	541,367	541,367
Accrued interest receivable	1,984	-	1,984	-	1,984
Mutual funds	403	403	-	-	403
Bank-owned life insurance	13,961	-	13,961	-	13,961
Total financial assets	$689,734	$46,744	$97,991	$541,367	$686,102

Liabilities
Deposits	$622,155	$-	$622,295	$-	$622,295
FHLB advances	16,695	-	16,724	-	16,724
Junior subordinated debt	4,124	-	4,446	-	4,446
Accrued interest payable	217	-	217	-	217
Interest rate swaps	140	-	140	-	140
Total financial liabilities	$643,331	$-	$643,822	$-	$643,822

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

Note 19.	Other Operating Expenses

The following table summarizes the principal components of other operating expenses in the consolidated statements of operations:

(In thousands)	2020	2019	2018
Postage and courier	$175	$189	$194
Paper and supplies	184	120	125
Taxes, other than income taxes	470	406	370
Charge-offs, other than loan charge-offs	252	186	300
Telephone	255	322	333
Directors' compensation	375	326	329
Managed service agreements	507	459	425
Other	1,347	1,419	1,338
	$3,565	$3,427	$3,414

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

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.  At December 31, 2020, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the prompt corrective action regulations.  To be considered “well capitalized” under these regulations, the Bank must have the capital ratios set forth in the table below.

	Actual		Minimum Capital Requirement		Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk-weighted assets)	$79,784	13.9%	$46,024	8.0%	$57,530	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$72,914	12.7%	$25,889	4.5%	$37,395	6.5%
Tier 1 capital (to risk-weighted assets)	$72,914	12.7%	$34,518	6.0%	$46,024	8.0%
Tier 1 capital (to average assets)	$72,914	8.5%	$34,163	4.0%	$42,704	5.0%

As of December 31, 2019
Total capital (to risk-weighted assets)	$74,090	13.5%	$43,776	8.0%	$54,720	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	$68,863	12.6%	$24,624	4.5%	$35,568	6.5%
Tier 1 capital (to risk-weighted assets)	$68,863	12.6%	$32,832	6.0%	$43,776	8.0%
Tier 1 capital (to average assets)	$68,863	9.4%	$29,298	4.0%	$36,622	5.0%

Note 22.Junior Subordinated Debt

On September 21, 2006, the Company’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly. Total capital securities at December 31, 2020 and 2019 were $4.1 million. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23.Parent Company Only Financial Statements

Balance Sheets

(In thousands)	December 31,
Assets	2020	2019
Cash	$733	$598
Interest-bearing deposits in other banks	570	330
Investment in subsidiaries	75,588	70,313
Other assets	243	171
Total assets	$77,134	$71,412
Liabilities and Shareholders' Equity
Junior subordinated debt	$4,124	$4,124
Other liabilities	549	166
Total liabilities	4,673	4,290
Shareholders' Equity
Common stock and additional paid-in capital	16,369	15,964
Retained earnings	53,767	49,787
Accumulated other comprehensive income	2,325	1,371
Total shareholders' equity	72,461	67,122
Total liabilities and shareholders' equity	$77,134	$71,412

Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Income
Interest income	$2	$9	$4
Dividends from subsidiaries	2,423	2,654	1,813
Total interest and dividend income	2,425	2,663	1,817
Expenses
Interest expense	186	199	199
Legal and professional fees	197	184	149
Directors' fees	241	218	218
Miscellaneous	282	285	288
Total expense	906	886	854
Income before income tax benefits and equity in undistributed net income of subsidiaries	1,519	1,777	963
Income tax benefit	(307)	(298)	(289)
Income before equity in undistributed net income of subsidiaries	1,826	2,075	1,252
Equity in undistributed net income of subsidiaries	4,051	4,745	4,883
Net income	$5,877	$6,820	$6,135

Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$5,877	$6,820	$6,135
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,051)	(4,745)	(4,883)
Issuance of vested restricted stock	175	90	90
Amortization of unearned compensation, net of forfeiture	254	153	133
(Increase) decrease in other assets	-	1	(33)
Increase in other liabilities	41	4	18
Net cash provided by operating activities	2,296	2,323	1,460
Cash Flows from Financing Activities
Repurchase of common stock	(24)	(21)	(8)
Cash dividends paid on common stock	(1,897)	(1,836)	(1,813)
Net cash used in financing activities	(1,921)	(1,857)	(1,821)
Increase (decrease) in cash and cash equivalents	375	466	(361)
Cash and Cash Equivalents
Beginning	928	462	823
Ending	$1,303	$928	$462

Note 24.	Investment in Affordable Housing Projects

The Company has investments in certain affordable housing projects located in the Commonwealth of Virginia through several limited liability partnerships of the Bank. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2035. The Company accounts for the affordable housing investments using the equity method and has recorded $3.8 million and $4.2 million in other assets at December 31, 2020 and 2019, respectively. The Company has also recorded $397,000 and $749,000 in other liabilities at December 31, 2020 and 2019, respectively, related to unfunded capital commitments through 2023. The related federal tax credits for the years ended December 31, 2020, 2019 and 2018 were $479,000, $552,000 and $504,000, respectively, and were included in income tax expense in the consolidated statements of operations. There were $409,000, $236,000 and $266,000 in flow-through losses recognized during the year ended December 31, 2020, 2019 and 2018, respectively, that were included in noninterest income.

Note 25.Leases

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2020
Lease liability	$4,570
Right-of-use asset	$4,495
Weighted average remaining lease term	7.82 years
Weighted average discount rate	3.55%

(In thousands)	2020	2019	2018
Lease Expense
Operating lease expense	$810	$804	$686
Short-term lease expense	16	15	13
Total lease expense	$826	$819	$699

Cash paid for amounts included in lease liabilities	$671	644	NR*

*Not reportable

Maturities of the Company’s lease liabilities are set forth in the table below.

(In thousands)	December 31, 2020
2021	$626
2022	694
2023	707
2024	646
2025	537
Thereafter	2,067
Total undiscounted cash flows	5,277
Less: Discount	(707)
Total	$4,570

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Fauquier Bankshares, Inc., including the Company’s Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, such controls during the quarter ended December 31, 2020.

There have been no material changes to the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of December 31, 2020, Management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2020, based on the 2013 framework criteria.

No changes were made in Management’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following biographical information discloses each director’s age and business experience, including the specific skills or attributes that qualify each director for service on the Board, and the year that each individual was first elected to the Board.

John B. Adams, Jr. (age 75) has been a director of Fauquier since 2003 and a director of The Fauquier Bank since 2002. He was elected chairman of Fauquier and The Fauquier Bank in 2010. Mr. Adams was president and chief executive officer of A. Smith Bowman Distillery from 1989 to 2003. Mr. Adams serves as president and chief executive officer of Bowman Companies, Inc., primarily a family real estate holding company, and was a director of Universal Corporation, a publicly traded company headquartered in Richmond, Virginia, from 2003 to 2018. Mr. Adams served as chairman of The National Theatre in Washington, D.C. for 25 years and has served on the foundation boards of several higher education institutions. As a result of his various leadership roles, Mr. Adams brings to the Fauquier Board valuable insight and business acumen, along with significant business expertise.

Marc J. Bogan (age 54) has been a director of Fauquier and The Fauquier Bank since February 2016. He has served as president of Fauquier and The Fauquier Bank since February 2016 and became chief executive officer of Fauquier and The Fauquier Bank effective March 2016. Mr. Bogan has over 30 years of experience in the financial services industry. He served as president and chief operating officer of New Dominion Bank in Charlotte, North Carolina, from June 2011 until February 2016, when he joined Fauquier. Mr. Bogan was executive vice president, chief operating officer and chief retail officer for Ameris Bank, a four-state community bank based in Georgia, from 2008 to 2011, and was coastal regional executive – Eastern South Carolina for Ameris Bank from 2006 to 2008. Prior to joining Ameris Bank in 2006, Mr. Bogan held several senior management positions with Bank of America and South Carolina Bank and Trust. Mr. Bogan brings to the Fauquier Board significant management experience in diverse areas such as retail and commercial banking, private wealth management, information technology, operations, treasury services and mortgage banking.

Kevin T. Carter (age 55) has been a director of Fauquier and The Fauquier Bank since November 2016. Mr. Carter has served as the managing director of Landsdown Resort since December 2020.  He has over 38 years of experience in the hospitality industry, holding positions such as director, corporate director, resident manager, general manager, independent consultant and president of Guests, Inc. from October 2016 to December 2020.  Mr. Carter served on the management teams of some of the country’s most notable properties including the Guests, Inc., the U.S. Grant Hotel, Intercontinental Hotel San Diego, Rancho Valencia Resort, Kiawah Island Resort, Bald Head Island Resort and The Founders Inn. He is currently a member of the Town Council of Warrenton, Virginia. Mr. Carter has been a member of the board of directors of the Fauquier County Chamber of Commerce, the Fauquier Hospital and Health System and the PATH Foundation. In addition, he has served as the president of the Warrenton Rotary Club and Senior Warden and School Board Treasurer for the St. James Episcopal Church in Warrenton, Virginia. Through his personal community involvement in the Town of Warrenton and Fauquier County, Virginia, and his professional experience, Mr. Carter provides the Fauquier Board with significant knowledge of Fauquier’s market base and financial management skills.

Donna D. Flory (age 60) has been a director of Fauquier and The Fauquier Bank since 2015. Ms. Flory is currently the director of human resources for QMT Windchimes, a manufacturing company based in Manassas Park, Virginia. In addition, as an independent contractor, Ms. Flory provides financial support to the Industrial Development Authority of Prince William County, Virginia. Ms. Flory served as the Vice President of the Flory Small Business Development Center, Inc. (the “Flory Center”), located in Manassas, Virginia, from 1992 to 2019 and was responsible for financial operations, human resources, payroll, employee benefits and general operations. The Flory Center was a nonprofit organization that assisted small businesses and start-up entrepreneurs in accessing capital, developing business and marketing plans, and was a resource partner with the SBA. Ms. Flory also has significant experience in hospitality management, holding various management positions with Tysons Westpark Hotel and Ramada Inn from 1982 to 1989. Ms. Flory serves her community through leadership roles in the American Red Cross, Rotary International, March of Dimes and Bugles Across America. She is a Past President of Habitat for Humanity of Prince William County, and the cities of Manassas and Manassas Park, Virginia. Through her business and community involvement, Ms. Flory brings to the Fauquier Board a diverse range of professional skills and relationships.

Randolph D. Frostick (age 64) has been a director of Fauquier and The Fauquier Bank since 2009. He is an attorney with Vanderpool, Frostick and Nishanian, P.C., a law firm located in Manassas, Virginia, which focuses primarily on civil litigation, business, employment, real estate transactions, financing, land use and development. Mr. Frostick joined the firm in 1987. In addition to practicing law, Mr.

Frostick is actively involved in real estate development and commercial leasing in Manassas, Virginia. Mr. Frostick brings to the Fauquier Board insightful knowledge of Fauquier’s market base, and valuable business expertise.

Jay B. Keyser (age 64) has been a director of Fauquier and The Fauquier Bank since 2009. Since January 2015, he has served as the chief executive of the William A. Hazel Family Office. He is also the manager of various real estate ventures and trustee of multiple trusts relating to the Hazel family. He currently serves on the board and was the chief executive officer of William A. Hazel, Inc., a site construction company headquartered in Chantilly, Virginia, from June 2008 to December 2014. Mr. Keyser had served for 25 years in various capacities, including chief financial officer, of this construction entity. He has served as board trustee for Highland School, located in Warrenton, Virginia. He received his Certified Public Accountant certification in 1982 and is a member of the American Institute of Certified Public Accountants and the Virginia Society of CPAs. Mr. Keyser brings vast business and financial management knowledge and experience to the Fauquier Board.

Randolph T. Minter (age 61) has been a director of Fauquier and The Fauquier Bank since 1996. Mr. Minter has been president and owner of Moser Funeral Home, Inc. since 1986, having worked prior to that time in various positions at the funeral home since 1980. He also has owned and operated Bright View Cemetery, Inc. in Fauquier County, Virginia since 1990. Through his involvement and leadership positions with a variety of business and community organizations, Mr. Minter brings to the Fauquier Board a vast knowledge of Fauquier’s community market base, and its business related issues.

Brian S. Montgomery (age 68) has been a director of Fauquier and The Fauquier Bank since 1990. Mr. Montgomery was the owner and president of Warrenton Foreign Car, Inc. located in Warrenton, Virginia, from 1972 to 2020 and is the owner and manager of various commercial real estate properties located in Warrenton, Virginia. Mr. Montgomery brings extensive knowledge of the financial services industry to the Fauquier Board, with a specialty in insurance through his tenure on the board of Loudoun Mutual Insurance Company, where he has been a director since 1999.

P. Kurtis Rodgers (age 53) has been a director of Fauquier and The Fauquier Bank since 2007. Mr. Rodgers is president and chief executive officer of S.W. Rodgers Co., Inc., a heavy highway site contractor headquartered in Gainesville, Virginia that operates throughout Virginia. Prior to his appointment as president in 1998, Mr. Rodgers served in multiple capacities within S.W. Rodgers Co., Inc. since its establishment in 1980. He is the past president of the Heavy Construction Contractors Association (a Virginia association) and has served on advisory panels for the James Madison University College of Business and the George Mason University Prince William Campus. Mr. Rodgers brings valuable business management expertise and knowledge to the Fauquier Board.

Sterling T. Strange, III (age 60) has been a director of Fauquier and The Fauquier Bank since 2007. Mr. Strange is president and chief executive officer of The Solution Design Group, Inc., an information technology software firm to the public sector and higher education industries, located in Warrenton, Virginia and Orlando, Florida. Prior to founding The Solution Design Group, Inc. in 2004, Mr. Strange was president and founder of Decision Support Technologies, Inc., a transportation software company that provided solutions and services to over 100 airports and seaports worldwide. Mr. Strange has served in senior management positions in both private and public companies for over 30 years. He provides valuable entrepreneurial experience and financial management expertise to the Fauquier Board.

Executive Officers

The following provides information on the executive officers of the Company who are not directors:

Christine E. Headly (age 65) has served as executive vice president and chief financial officer of Fauquier and The Fauquier Bank since September 2016. Ms. Headly was senior vice president and controller of The Fauquier Bank from May 2013 to September 2016, and previously served as a vice president and controller from 2007 to May 2013. Ms. Headly joined The Fauquier Bank in 1999.

Chip S. Register (age 64) has served as Executive Vice President and Chief Operating Officer of Fauquier and The Fauquier Bank since January 2020. Mr. Register was Senior Vice President, Chief Administrative Officer and Chief Information Officer of The Fauquier Bank from June 2016 to January 2020, and previously served as Chief Information Officer of The Fauquier Bank beginning in 2008.

Committees of the Board

Audit Committee. The Board has an Audit Committee, composed entirely of directors who satisfy the independence and financial literacy requirements for audit committee members under the Nasdaq listing standards and applicable Securities and Exchange Commission (“SEC”) regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accounting firm. The Audit Committee held five official meetings and several informal discussions in 2020. The current members of the Audit Committee are Messrs. Adams, Keyser, Rodgers and Strange and Ms. Flory. The Board of Directors has determined that Messrs. Keyser and Strange qualify as the audit committee financial experts as defined by SEC regulations and has designated them as the Company’s Audit Committee Financial Experts. The Audit Committee operates pursuant to a written charter, which is posted on the Bank’s website: www.tfb.bank under “About Us – Investor Relations – Corporate Profile – Corporate Governance.” The committee reviews and reassesses the charter annually and recommends any changes to the Board for approval.

Governance Committee. The responsibilities of the Governance Committee include the evaluation of the Board’s structure, personnel and processes; and the maintaining of a current and viable set of corporate governance principles applicable to the Company. The committee is composed of a majority of directors who satisfy the independence requirements under the Nasdaq listing standards. The members of the Governance Committee are Messrs. Adams, Bogan, Carter, Frostick and Strange. The committee held three official meetings in 2020 and several informal discussions. The Governance Committee operates pursuant to a written charter, which is posted on the Bank’s website: www.tfb.bank under “About Us – Investor Relations – Corporate Profile – Corporate Governance.” The committee reviews and reassesses the charter annually and recommends any changes to the Board for approval.

Compensation and Benefits Committee. The Board has a Compensation and Benefits Committee, whose function is to aid the full Board of Directors of the Company in meeting its overall responsibilities with regard to the oversight and determination of executive compensation. The committee, composed entirely of directors who satisfy the independence requirements for compensation committee members under the Nasdaq listing standards, held six official meetings and several informal discussions in 2020. The current members of the Company’s Compensation and Benefits Committee are Messrs. Adams, Carter, Minter, Montgomery and Rodgers. The Compensation and Benefits Committees operate pursuant to written charters, which are posted on the Bank’s website: www.tfb.bank under “About Us – Investor Relations – Corporate Profile – Corporate Governance.” The committees review and reassess the charters annually and recommend any changes to the Board for approval.

Enterprise Risk Management Committee. The responsibilities of the Enterprise Risk Management Committee are to assist the Board in its oversight of the Company’s management of financial, operational, information technology (to include cyber risk), credit, market, capital, liquidity, reputation, strategic, legal, compliance and other risks; and to oversee the Company’s enterprise risk management framework. The committee is composed entirely of directors who satisfy the independence requirements under the Nasdaq listing standards and applicable SEC regulations. The Enterprise Risk Management Committee held eight official meetings and several informal discussions in 2020. Current members of the committee are Messrs. Adams, Carter, Frostick, Keyser and Strange and Ms. Flory. The Enterprise Risk Management Committee operates pursuant to a written charter, which is posted on the Bank’s website: www.tfb.bank under “About Us – Investor Relations – Corporate Profile – Corporate Governance.” The committee reviews and reassesses the charter annually and recommends any changes to the Board for approval.

Nominating Committee. The responsibilities of the Nominating Committee include the identification and evaluation of potential director candidates and making recommendations to the full Board regarding nominations of individuals for election to the Board of Directors. The committee is composed entirely of directors who satisfy the independence requirements for nominating committee members under the Nasdaq listing standards. The members of the Nominating Committee are Messrs. Adams and Minter and Ms. Flory. The committee held two official meeting in 2020 and several informal discussions. The committee operates pursuant to a written charter, which is posted on the Bank’s website: www.tfb.bank under “About Us – Investor Relations – Corporate Profile – Corporate Governance.” The committee reviews and reassesses the charter annually and recommends any changes to the Board for approval.

The Nominating Committee considers diversity in board composition and qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing Board composition. The committee generally reviews a potential candidate’s background, experience and abilities, the contributions the individual could be expected to make to the collective functioning of the Board and the needs of the Board at the time. The Board has adopted Corporate Governance Guidelines for the Company, which outline certain specific criteria that the Board seeks to attract, which include (i) a commitment to the Company’s purpose; (ii) informed, mature and practical judgment developed as a result of management or policy-making experience; (iii) business acumen, with an appreciation of the major issues facing a company of comparable size and sophistication; (iv) financial literacy in reading and understanding key performance reports; (v) integrity and an absence of conflicts of interest; (vi) visionary thinking and strategic planning expertise; (vii) ability to influence others; (viii) strong organizational and self-management skills; (ix) being independent according to Nasdaq listing standards and SEC rules; (x) having sufficient time to prepare and meet Board commitments; (xi) works or resides in the Bank’s market area, thereby bringing current and relevant demographic knowledge to the Board; and (xii) meeting age limit requirements.

The Nominating Committee will consider candidates for directors proposed by shareholders. The committee will accept written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director. All such shareholder recommendations should be submitted to the attention of the Chairman, Nominating Committee, Fauquier Bankshares, Inc., 10 Courthouse Square, Warrenton, Virginia 20186. Any candidates submitted by a shareholder are reviewed and considered in the same manner as all other candidates.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that directors and executive officers, and persons who beneficially own more than 10% of the Company’s equity securities, file reports of ownership and reports of changes in ownership of the Company’s outstanding equity securities. Based on a review of these reports filed by the Company’s officers and directors, the Company believes that its officers and directors complied with all filing requirements under Section 16(a) of the Exchange Act during 2020.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, executive officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Philosophy. The Company strives to be an organization where the atmosphere is satisfying, challenging and rewarding to our knowledgeable and skillful employees, which is critical to the Company’s ability to provide quality products and services to its customers, as well as a reasonable return to its shareholders. The compensation system is an integral part of this strategy and contributes significantly to the achievement of goals and objectives for the ongoing development of the Company and its human resources.

The Company’s compensation system is designed to: (i) attract employees whose qualifications clearly meet or exceed the minimum education, experience and skills specified for each job; (ii) attract employees who are willing to be held accountable for results; (iii) retain employees who achieve the high level of results expected; (iv) motivate employees to seek additional accountability, make and communicate well-informed business decisions, and achieve greater than expected results; and (v) differentiate employees between those who perform and those who do not want to be accountable or fail to achieve results.

Overview of Compensation Program. The Company’s Compensation and Benefits Committee (the “Committee”) approves the Company’s compensation philosophy, strategy and policy. The Committee develops Company goals and objectives relevant to the compensation of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (“named executive officers” or “NEOs”), including annual and long-term performance objectives for joint approval by the independent members of the Boards of the Company and the Bank.

With the assistance of the independent members of the Company and Bank Boards, the Committee evaluates the performance of the NEOs and sets their annual compensation, including annual salary, cash and equity incentive awards, and other direct or indirect benefits. The Committee and the Company and Bank Boards annually approve compensation structures, job values, compensation budgets and distribution guidelines. In addition to the Chief Executive Officer, the Human Resources Director periodically attends Committee meetings and makes presentations to the Committee on compensation and benefits matters. The Committee meets in executive session, without the Chief Executive Officer, when discussing his compensation.

Finally, the Committee is responsible for reviewing the competitiveness of the Company’s executive compensation programs to ensure (i) the attraction and retention of senior management; (ii) the motivation of senior management to achieve the Company’s business objectives; and (iii) the alignment of key leadership with the long-term interests of the Company’s shareholders.

Establishing Executive Compensation. The Company compensates our NEOs, and other members of senior management, through a mix of base salary, cash and equity incentive compensation, and perquisites and benefits designed to be competitive with our peer financial institutions, consisting of publicly traded banks, similar in asset size, and predominantly located in the greater Washington, D.C./Virginia markets. Cash and equity incentive awards to senior management are made pursuant to our Management Incentive Plan and Stock Incentive Plan (together, the “Incentive Plans”), which are designed to reward company-wide performance through tying awards to selected performance goals. Our goal is to provide our NEOs with a level of assured cash compensation in the form of base salary as well as cash and equity opportunities in the form of incentive compensation that will help recruit, retain and reward competent and effective executive talent, and at the same time align senior management’s interests with the long-term interests of our shareholders.

The compensation planning process consists primarily of annually establishing an overall executive compensation package, and allocating that compensation among base salary and cash and equity incentives under the Incentive Plans. In order to recruit and retain top executive talent whom we expect to provide performance that will create and sustain long-term value for our shareholders, we intentionally pay overall compensation that we believe is competitive with our peer group. Our base salaries are comparable with the base salaries paid by most of our peer group for comparable positions.

Decisions regarding the base salaries for the NEOs are generally made at the Committee’s first meeting following the availability of the Company’s financial results for the prior year. In addition to referring to proposed pay ranges, the Committee uses the prior year’s financial results to evaluate each NEO’s performance against individual performance plans for the prior year. Generally, at this meeting, the Committee also determines the extent to which the cash and equity incentive awards under the Incentive Plans for the prior year were earned by measuring actual outcomes against pre-determined performance goals. Performance goals are made as early as practicable in the year in order to maximize the time period for the incentives associated with the awards to be achieved. The Committee’s schedule is determined several months in advance, and the proximity of granting equity awards to announcements of earnings or other market events is coincidental. The Committee seeks the Chief Executive Officer’s input regarding the performance evaluation and compensation recommendations for the Company’s other NEO, although the Committee makes the final decision.

Base Salaries. Based on the evaluation of each NEO’s performance against individual performance plans and the review of the Company’s overall performance in 2019, the Committee recommended, and the independent members of the Board approved, the 2020 base salaries as follows:

•	$332,500 for the Chief Executive Officer
•	$200,000 for the Chief Financial Officer
•	$215,000 for the Chief Operating Officer

Management Incentive Plan. Our practice is to award incentive compensation based on satisfactory completion of pre-determined performance objectives. Cash incentive awards to senior management are made pursuant to our Management Incentive Plan, which is designed to reward the achievement of company-wide performance through the tying of awards to selected performance measures. The Committee approves the performance goals and award payouts and has the discretion to increase or decrease cash awards earned under the Management Incentive Plan.

The Committee reviewed the Company’s strategic objectives for 2020 and chose award factors relative to meeting certain primary objectives. The NEOs’ performance goal objectives were based on the following measures of the Company’s 2020 performance: net income, efficiency ratio, noninterest and fee income, loan growth, deposit growth, nonperforming assets, and CAMELS rating. Performance criteria, which the Company considers confidential strategic information, is not publicly disclosed for competitive reasons. Performance goals were scaled in order for a recipient to receive part of an award in the event a portion of the targeted goals were achieved.

The annual target award opportunity for each named executive officer is a percentage of the midpoint of his or her established position salary range as determined by the Committee. The 2020 annual target award opportunity for the Chief Executive Officer was 40% of such midpoint and for the Chief Financial Officer and Chief Operating Officer was 30% of such midpoint. Based on the results of the pre-determined goals, each officer earned approximately 130% of the target award opportunity.

The participants of the MIP are eligible for payment once net income reaches 90% of budgeted net income.  Actual net income for 2020 was $5.9 million which includes $1.5 million in merger related expenses.  These merger expenses were removed and net income of $7.4 million was used to calculate the MIP results and payments.

Stock Incentive Plan. The Company believes that ownership of the Company’s common stock will motivate officers for the successful conduct of its business, and will better align their interests with the interests of the Company’s shareholders. The Stock Incentive Plan was adopted by the Board of Directors of the Company on February 21, 2019 and approved by the shareholders on May 21, 2019 at the Company’s 2019 Annual Meeting.

Under the Stock Incentive Plan, incentive and non-statutory stock options, restricted stock, restricted stock units and other stock-based awards may be granted to employees and directors. The plan makes available up to 350,000 shares for issuance to participants under the plan. No more than 200,000 shares may be issued in connection with any type of award other than stock appreciation rights or incentive stock options.

The Stock Incentive Plan is administered by the Committee, which determines the employees to be granted options, restricted stock awards, restricted stock units or other stock-based awards, whether such options will be incentive or non-statutory options, the number of shares subject to each option or award, whether such options may be exercised by delivering other shares of common stock, and when such options or awards vest.

We have granted equity awards under the Stock Incentive Plan, and historically those awards have been made in the forms of restricted stock and restricted stock units. The Committee believes that restricted stock and restricted stock units are generally more effective than stock options when aligning the interests of the executives with those of the Company’s shareholders. The overall target award opportunity is defined as a percentage of base salary, divided equally between awards of restricted stock that have a time-based vesting component and restricted stock units that have a performance-based vesting component. The restricted stock awards vest according to a three-year cliff, becoming fully vested after three full years of continued employment. The restricted stock unit awards are earned at the end of a three-year performance period depending on the average of the Company’s past three years’ actual return on average equity performance relative to the defined SNL National Peer Group’s average over the three-year period. Each performance-based restricted stock unit award agreement allows the award to be issued in stock at 50% of the value of the award and in cash at 50% of the value of the award, to allow for applicable taxes withheld by the participants.

The 2020 annual target award opportunity was 35% of base salary for the Chief Executive Officer and 25% of base salary for the Chief Financial Officer and the Chief Operating Officer. The grants of time-based restricted stock and performance-based restricted stock units were made on February 20, 2020 under the Stock Incentive Plan.

In December 2020, the Company’s Board of Directors approved the acceleration of service-based vesting of certain restricted stock awards, and the acceleration of vesting and payment of certain restricted stock units, in each case with respect to awards that would otherwise have become fully vested upon completion of the Merger.  The vesting and payment of the impacted restricted stock units was based on target performance for the applicable performance period. These actions resulted in the (i) vesting on an accelerated basis of 8,017 and 3,205 shares of restricted stock of the Chief Executive Officer and the Chief Operating Officer, respectively, (ii) vesting and payment on an accelerated basis of 5,419 and 2,250 restricted stock units of the Chief Executive Officer and the Chief Operating Officer, respectively, with such restricted stock units settled 50% in cash and 50% in shares of the Company’s common stock,

401(k) Savings Plan. To encourage saving for retirement and as a retention tool, the Bank maintains a defined contribution 401(k) savings plan (the “401(k) Savings Plan”), covering employees on the first day of hire who are at least 18 years of age and work at least 20 hours per week. Under the plan, participants may contribute an amount up to the Internal Revenue Service maximum amount of their covered compensation for the year. Eligible participants receive a 3% employer contribution that is 100% vested. In addition, eligible participants receive a 100% match on the first 6% of compensation deferred.

Supplemental Executive Retirement Plan. In 2005, the Company adopted a Supplemental Executive Retirement Plan for executives (the “Executive SERP”), which is a supplemental benefit plan designed to ensure that participants will have, upon retirement from the Company or its subsidiaries, retirement benefits targeted at 70% (prorated if the participant has fewer than 10 years of benefit service) of base salary and incentive pay when added together with benefits provided through Social Security, the Company’s non-contributory defined benefit plan (terminated in 2009), and employer contributions to the 401(k) Savings Plan. A participant’s employee contributions to the 401(k) Savings Plan are not taken into account in determining the 70% target and thus will increase the total retirement benefits available to the participant.

The Company adopted this plan to provide consistent retirement benefits as a percent of final compensation for individuals whose retirement compensation under any qualified retirement plan sponsored by the Company or the Bank is limited by maximums imposed on these plans by law. Employees eligible to participate in the Executive SERP during 2019 included Mr. Bogan and any individuals designated by the Board of Directors as plan participants. Subject to certain specified forfeiture events (termination of employment for cause, pre-change in control competition, or unauthorized disclosure of confidential information), an eligible employee will have a vested and non-forfeitable right in supplemental retirement benefits under the Executive SERP upon the first of the following events to occur while being an active participant in the Executive SERP: (i) the participant meets the age and service requirements for early retirement under the Executive SERP (60 years of age with 10 years of vesting service); (ii) the participant reaches normal retirement date (65 years of age); (iii) the participant retires on a disability retirement date (first day of the month following the date participant retires as a result of a disability); or (iv) a change in control of the Company or the Bank.

Supplemental retirement benefits are payable under the Executive SERP for 180 months (15 years), with the amount payable reduced actuarially in the event payment begins before the participant reaches the normal retirement date. If the participant dies before receiving monthly payments for 180 months, the remaining monthly benefits will be paid to the participant’s beneficiary until the Executive SERP has made a total of 180 monthly payments. In addition, the Executive SERP provides a pre-retirement death benefit payable for 15 years to the participant’s beneficiary, with the amount payable reduced actuarially in the event payment begins before the participant reaches the normal retirement date.

On September 21, 2016, the Company entered into a participation agreement with Mr. Bogan relating to the Executive SERP. Mr. Bogan has not met the vesting requirements for the plan. Based on contribution rates and plan provisions and assumptions in effect on January 1, 2020, with retirement at age 65, the estimated monthly retirement benefit for Mr. Bogan under the Executive SERP is $4,427.

On January 19, 2017, the Company entered into a separate Supplemental Executive Retirement Plan agreement with Ms. Headly. Supplemental retirement benefits are payable under this plan for 15 years with the amount payable accruing after each year of service. At the end of 2020, Ms. Headly had a 100% vested annual benefit of $10,000. Each year after 2017 the annual vested benefit increases 25% or $2,500 until attainment of age 65, at which time she will be fully vested with an annual benefit of $10,000.

On September 14, 2015, the Company entered into a separate Supplemental Executive Retirement Plan agreement with Mr. Register.  Mr. Register will have a vested and non-forfeitable right in supplemental retirement benefits under the Executive Supplemental Retirement Plan upon the first of the following events to occur while being an active participant in the Plan: (i) the participant reaches normal retirement date (65 years of age); (ii) the participant becomes disabled and terminates employment or upon death (after having completed 10 years of continuous service); or (iv) a change in control of the Company or the Bank.  Upon vesting Mr. Register will benefits payable under this plan for 15 years in the amount of $10,000 annually.

Pursuant to the Merger Agreement, Virginia National and the Company have agreed to fully vest the Company’s supplemental executive retirement plans and agreements that are subject to Section 409A of the Internal Revenue Code (the “Code”) and terminate and liquidate those plans and agreements by making a lump sum payment to each plan participant in accordance with Section 409A of the Code. The Company’s Chief Financial Officer, who will be fully vested in benefits under her plan prior to the effective time of the Merger, will receive a lump sum payment of benefits under her plan equal to $150,000, without reduction for present value. The Company’s Chief Operating Officer will receive a lump sum payment of benefits under his plan equal to $150,000, without reduction for present value. The Company’s Chief Executive Officer will receive a lump sum payment of benefits under his plan equal to $1,850,000; provided, however, that this amount may be adjusted in the event that the discount rate used for financial accounting with respect to the supplemental executive retirement plans changes to a rate that is five or more whole percentage points from the rate in effect as of the date of the Merger Agreement.

Employment Agreement with Chief Executive Officer. On June 6, 2016, the Company entered into an employment agreement with Mr. Bogan effective February 18, 2016 with an initial term until December 31, 2019. The Company’s Board of Directors determined that an employment agreement with Mr. Bogan was appropriate because it clarifies the terms of his employment and ensures that the Company and the Bank are protected by non-competition, non-solicitation and confidentiality provisions in the event Mr. Bogan ceases employment. In addition, the Company’s Board of Directors believes an employment agreement is necessary to attract and retain a qualified chief executive officer. Beginning December 31, 2017 and on each December 31st thereafter, the term of the employment agreement is automatically extended for an additional year so as to terminate three years from each renewal date, unless the Company notifies Mr. Bogan in writing prior to the renewal date. During December 2020, the Company’s Board of Directors and Mr. Bogan amended the employment agreement to clarify certain matters related to a termination following a change in control.

Under the agreement, Mr. Bogan serves as the chief executive officer of the Company and the Bank at an annual base salary of not less than $310,000 per year. The base salary may be increased or decreased in the sole discretion of the compensation and benefits committee or the Company’s Board of Directors, but not below the minimum amount of $310,000. The agreement also provides that Mr. Bogan is eligible to participate in the Company’s short and long-term incentive plans, with targeted performance levels for the Company to be established by the compensation and benefits committee or the Company’s Board of Directors. Any incentive-based compensation or award to which Mr. Bogan is entitled is subject to clawback by the Company as required by applicable federal law. The agreement further provides that Mr. Bogan is eligible to participate in any employee benefit plans that are provided for executive management, including group medical, disability and life insurance, paid time off and retirement.

The agreement provides that Mr. Bogan will be entitled to receive certain severance payments in the event of a termination of employment under certain circumstances. If the Company terminates Mr. Bogan’s employment without “cause” or Mr. Bogan terminates his employment with “good reason” (as such terms are defined in the agreement), in a non-change in control context, he will receive (i) any earned but unpaid incentive bonus with respect to any completed calendar year immediately preceding the date of termination, (ii) the product of the annual cash bonus paid or payable, including by reason or deferral, for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination and the denominator of which is 365, and (iii) base salary in effect on the date of termination for a period of 24 months from the date of termination. In addition, if he elects coverage under COBRA, Mr. Bogan will be entitled to a reimbursement of the difference between the monthly COBRA premium amount paid by Mr. Bogan for him and his eligible dependents and the monthly premium paid by the Company for similarly situated active employees, provided that such benefits will not extend beyond the 18-month period permitted by COBRA.

If Mr. Bogan’s employment ends due to death prior to a “change in control” of the Company (as such term is defined in the agreement), the Company will continue to pay his base salary for three months following the month of his death to his designated beneficiary. If Mr. Bogan’s employment ends due to his termination by the Company for cause, or if he resigns his position without good reason or, prior to a change in control of the Company, he is terminated as a result of his incapacity, he would not be entitled to any additional compensation, bonus or benefits under the agreement.

If Mr. Bogan’s employment is terminated by him for good reason or by the Company on account of its failure to renew the agreement or without cause (other than on account of his death or incapacity), in each case within 24 months following a change in control of the Company, he is entitled to receive the following payments and benefits, provided he signs a release in favor of the Company: (i) the sum of (a) any accrued but unpaid base salary, unreimbursed expenses and such employee benefits (including equity compensation) to which he is entitled, (b) the amount, if any, of any earned but unpaid incentive or bonus compensation with respect to any completed calendar year immediately preceding the date of termination, (c) the product of the annual cash bonus paid or payable for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination and the denominator of which is 365, and (d) any benefits or awards (including cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not been paid; (ii) a lump sum payment amount equal to 2.99 times the total of (a) his base salary in effect at the date of termination plus (b) the highest annual cash bonus paid or payable for the two most recently completed years; and (iii) reimbursement of the difference between the monthly COBRA premium amount paid by Mr. Bogan for him and his eligible dependents and the monthly premium paid by the Company for similarly situated active employees, provided that such benefits will not extend beyond the 18-month period permitted by COBRA.

Under the agreement, Mr. Bogan is subject to two-year noncompetition restriction and a two-year nonsolicitation restriction following the termination of his employment for any reason.

Mr. Bogan has entered into an employment agreement with Virginia National that will be effective at the closing of the Merger that will supersede and replace his existing employment agreement with the Company. See the following description of that employment agreement.

New Virginia National Employment Agreement with Chief Executive Officer.  Pursuant to the Merger Agreement, at the effective time of the merger of The Bank into Virginia National Bank, Mr. Bogan will be employed as president and chief executive officer of Virginia National Bank. Virginia National and Virginia National Bank have entered into an employment agreement with Mr. Bogan pursuant to which he will serve as president and chief executive officer of Virginia National Bank and that will be effective upon consummation of the merger until the two-year anniversary of the effectiveness of the merger. Upon its effectiveness, the new employment agreement with Mr. Bogan will supersede Mr. Bogan’s current employment agreement with the Company, and accordingly Mr. Bogan will have no rights or entitlements and will receive no payments or benefits under his current employment agreement with the Company at the effective time of the merger.

Mr. Bogan’s new employment agreement provides that Mr. Bogan will receive an annual base salary to be determined by Virginia National in accordance with its salary administration program, with the initial base salary equal to Mr. Bogan’s base salary as president and chief executive officer of the Company prior to the merger (currently, $350,000). Mr. Bogan’s base salary will be reviewed annually and will be subject to adjustment by the board of directors or compensation committee of Virginia National, provided that any downward adjustment may only be made in connection with a general reduction of base salary that affects all senior officers of Virginia National. Mr. Bogan’s new employment agreement provides opportunities for short- and long-term cash and equity incentive opportunities and certain other benefits, including an automobile allowance and reimbursement of business and relocation expenses.

Mr. Bogan’s new employment agreement further provides that, if Mr. Bogan is not promoted to chief executive officer of Virginia National on or before the first anniversary of the effectiveness of the merger but remains employed by Virginia National on that date, Mr. Bogan will receive a lump sum payment of $475,000 within thirty (30) days of such first anniversary.

Further, if Mr. Bogan is either (i) not promoted to chief executive officer of Virginia National on or before the second anniversary of the effective date of the merger but remains employed by Virginia National on that date, or (ii) Mr. Bogan is promoted to chief executive officer within two years following the effective date of the merger, then he will be offered an agreement, which will be effective no later than the earlier of the day following the second anniversary of the effectiveness of the merger or the date he is promoted to chief executive officer, as may be applicable, providing for benefits on a change in control of Virginia National in an amount no less favorable than those provided to the then-serving chief executive officer of Virginia National.

If, prior to being promoted to chief executive officer of Virginia National or otherwise entering into the change in control agreement described in the preceding paragraph, Mr. Bogan is terminated without “cause” or resigns for “good reason” (as those terms are defined in the employment agreement), Mr. Bogan’s new employment agreement provides certain benefits. In such cases, Mr. Bogan will receive the sum of (i) any accrued but unpaid base salary, unreimbursed expenses and such employee benefits (including equity compensation) to which he is entitled, (ii) the amount, if any, of any earned but unpaid incentive or bonus compensation with respect to any completed calendar year immediately preceding the date of termination, (iii) the product of the annual cash bonus paid or payable for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination and the denominator of which is 365, and (iv) any benefits or awards (including cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not been paid. Unless otherwise specified in the employment agreement, such benefits will be paid in a lump sum within 10 days following the effective date of the release (described below).

Further, he will receive an amount equal to 2.99 times the sum of (i) his base salary in effect at the date of termination, and (ii) his highest annual cash bonus paid or payable for the two most recently completed years. This severance benefit will be paid to Mr. Bogan in a lump sum cash payment within thirty (30) days after the effective date of the release (described below). In addition, if he elects coverage under the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), Mr. Bogan will be entitled to a reimbursement of the difference between the monthly COBRA premium amount paid by Mr. Bogan for him and his eligible dependents and the monthly premium paid by Virginia National for similarly situated active employees, provided that such benefits will not extend beyond the 18-month period permitted by COBRA.

Mr. Bogan’s entitlement to the foregoing severance payments is subject to his execution of a release and waiver of claims against Virginia National and its affiliates.

Mr. Bogan’s new employment agreement requires Mr. Bogan to execute Virginia National’s standard non-disclosure, non-solicitation and non-competition agreement except that the non-competition period may be up to 24 months following termination of employment depending upon the circumstances of his termination.

Under the new employment agreement with Mr. Bogan, if the payments and benefits under the employment agreement, together with other payments and benefits Mr. Bogan has received or may have the right to receive, on account of a change in control would subject Mr. Bogan to the excise tax imposed under Section 4999 of the Code, then the payments and benefits shall be reduced by Virginia National to the minimum extent necessary so that none of the payments or benefits are subject to the excise tax, provided that no such reduction shall be made if Mr. Bogan’s net after-tax benefit, assuming no reduction, exceeds by $25,000 or more the net after-tax benefit assuming such reduction is made.

Under the new employment agreement with Mr. Bogan, he will generally have “good reason” to terminate his employment if Virginia National assigns duties inconsistent with his position, authority, duties or responsibilities without his prior consent; takes action that results in a substantial reduction in his status including a diminution in position, authority, duties or responsibilities (which will occur on the date of the merger as a result of the diminution of Mr. Bogan’s position because of the merger); moves his primary office outside of the city of Charlottesville, Virginia or Albemarle County, Virginia, unless either Virginia National or Virginia National Bank moves its principal executive offices to such other place; fails to comply with any material term of the agreement; or fails to nominate him for election to Virginia National’s board of directors. Under the new employment agreement, except for the diminution of Mr. Bogan’s position because of the merger, good reason to terminate employment would not exist unless Mr. Bogan has notified Virginia National of the condition giving rise to good reason, Virginia National has failed to remedy the condition, and Mr. Bogan terminates employment within ninety days of the initial occurrence of the condition giving rise to good reason. For good reason due to the diminution of Mr. Bogan’s position because of the merger, good reason will apply provided Mr. Bogan provides written notice to Virginia National at least 30 days prior to his termination date.

Under the new employment agreement with Mr. Bogan, termination for “cause” would generally include Mr. Bogan’s failure to perform material duties or responsibilities or failure to follow reasonable instructions or policies; conviction of, indictment for or entry of a guilty plea or plea of no contest with respect to a felony or misdemeanor involving moral turpitude, misappropriation or embezzlement of funds or property; fraud or dishonesty with respect to Virginia National; breach of fiduciary duties owed to Virginia National; breach of a material term of the agreement or material violation of applicable policies, codes and standards of behavior; or conduct reasonably likely to result in material injury to Virginia National. Under the new employment agreement, and except in cases involving irreparable injury, Virginia National would not have cause to terminate Mr. Bogan’s employment unless Virginia National has notified Mr. Bogan of the acts constituting “cause” and Mr. Bogan has failed to remedy them.

Employment Agreement with Chief Financial Officer. On August 1, 2020, we entered into an updated employment agreement with Ms. Headly effective on that date. The Board determined that an employment agreement with Ms. Headly was appropriate because it clarifies the terms of her employment and ensures the Company and the Bank are protected by non-compete, non-solicitation and confidentiality provisions in the event Ms. Headly ceases employment. In addition, the Board believes an employment agreement is necessary to attract and retain a qualified Chief Financial Officer in our industry.

Ms. Headly’s employment agreement provides for a fixed term through December 31, 2021, unless terminated earlier in accordance with the terms of the agreement. The employment agreement provides for a minimum base salary of $200,000 per year. Ms. Headly will have the opportunity to earn short- and long-term cash and equity incentive awards and certain other benefits, including reimbursement of business expenses.

Ms. Headly’s employment agreement provides for benefits in the event of a termination of her employment by the Company without “cause” or by her for “good reason” (as those terms are defined in the employment agreement). In such cases, Ms. Headly will be entitled to receive (i) the amount, if any, of any earned but unpaid incentive or bonus compensation with respect to any completed calendar year immediately preceding the date of termination; (ii) the product of the annual incentive bonus paid or payable for the year that includes the date of termination, based on attainment of applicable goals for the year, and a fraction, the numerator of which is the number of days in the current year through the date of termination and the denominator of which is 365; and (iii) her then-current base salary for the lesser of the remainder of the term of her agreement or a period of 12 months. Ms. Headly’s entitlement to the foregoing severance payments is subject to her execution of a release and waiver of claims against the Company and its affiliates and her compliance with the restrictive covenants provided in her employment agreement.

Ms. Headly’s employment agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-competition and non-solicitation covenants generally continue for a period of 12 months following the earlier of the expiration of the employment agreement or termination of employment.

Change in Control with Chief Operating Officer.  The Bank has entered into a change in control agreement with Mr. Register. Mr. Register’s change in control agreement provides for benefits if, within three years following a change in control, his employment by the Bank is terminated without “cause” or he resigns for “good reason” (as those terms are defined in the change in control agreement). In such cases, Mr. Register will receive (i) a cash amount equal to 2.99 times his highest annual compensation for the six month period prior to his termination; (ii) a cash amount equal to the actuarial equivalent of his retirement pension to which he would have been entitled to receive under the terms of such retirement plan or programs had he accumulated three additional years of continuous service after his termination at his base salary rate in effect on the date of his termination under such retirement plans or programs and reduced by the single sum actuarial equivalent of any amounts to which he is entitled; and (iii) continued participation in all of the employee benefit plans and programs that he was entitled to participate in prior to his termination for three years. If such participation is not possible, alternative coverage or cash equivalent will be provided or paid on a monthly basis. Upon a change in control, all outstanding stock options, if any, will vest and become fully exercisable. In the event of litigation to challenge, enforce or interpret the agreement that does not end in the Bank’s favor, The Bank will indemnify Mr. Register for reasonable attorneys’ fees and pay post-judgement interest on any money judgement.

Under the change in control agreement with Mr. Register, if the payments and benefits under the employment agreement, together with other payments and benefits Mr. Register has received or may have the right to receive, on account of a change in control would subject Mr. Register to the excise tax imposed under Section 4999 of the Code, then the payments and benefits shall be reduced by the Bank to the minimum extent necessary so that none of the payments or benefits are subject to the excise tax.

The term of Mr. Register’s change in control agreement automatically renews and is extended for three years following a change in control.

Summary Compensation Table

The following table summarizes the total compensation of the Company’s Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2020 and 2019 and the Company’s Chief Operating Officer for the year ended December 31, 2020.

Name and Principal Position	Year	Salary		Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)	Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Marc J. Bogan President & Chief Executive Officer	2020	$377,900	(5)	$350,162	(6)	$172,296	$182,501	$37,316	$1,120,175
	2019	$327,500		$114,610		$124,216	$162,331	$33,277	$761,934

Christine E. Headly Executive Vice President & Chief Financial Officer	2020	$200,000		$49,987		$84,506	$39,573	$21,572	$395,638
	2019	$190,276		$47,588		$59,206	$27,748	$21,689	$346,507

Chip S. Register Executive Vice President & Chief Operating Officer	2020	$236,501	(7)	$148,667	(8)	$84,506	$12,471	$26,669	$508,814

(1)

The amounts in this column represent the grant date fair value of equity awards in the year granted, in accordance with FASB ASC Topic 718. For 2020, the awards included time-based restricted stock and performance-based restricted stock units. Performance-based awards in the above table assume the probable outcome of performance conditions is equal to the target potential value of the awards. The assumptions made in the valuation of the stock awards are set forth in Note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021.

(2)	The amounts in this column represent the amounts of cash incentive compensation earned for the years indicated.
(3)

The amounts in this column reflect the actuarial increase in the present value of the NEOs accumulated benefit under the Executive SERP, for Mr. Bogan and the Supplemental Executive Retirement Plan agreement, for Ms. Headly and Mr. Register, determined using factors consistent with those used in the Company’s audited financial statements.

(4)

The amounts in this column consist of, for 2020 for Mr. Bogan, personal use of a company car of $3,849, a 401(k) Savings Plan company match of $17,100, a 401(k) Savings Plan employer contribution of $8,550, and $7,817 in cumulative dividends received during 2020 on restricted stock; for Ms. Headly, a health and welfare benefit of $200, a 401(k) Savings Plan company match of $11,939, a 401(k) Savings Plan employer contribution of $7,779, and $1,654 in cumulative dividends received during 2019 on restricted stock; and for Mr. Register, a 401(k) Savings Plan company match of $15,653, a 401(k) Savings Plan employer contribution of $7,940, and $3,076 in cumulative dividends received during 2020 on restricted stock.

(5)	Includes $45,400 paid on an accelerated basis for accrued but unused paid time off in connection with the proposed Merger of the Company and Virginia National.
(6)

Amount also includes $233,787 additional expense in 2020 related to the accelerated vesting of restricted stock awards and accelerated vesting and settlement of performance based restricted stock units in connection with the proposed merger of the Company and Virginia National.

(7)	Includes $21,501 paid on an accelerated basis for accrued but unused paid time off in connection with the proposed Merger of the Company and Virginia National.
(8)

Amount also includes $94,917 additional expense in 2020 related to the accelerated vesting of restricted stock awards and accelerated vesting and settlement of performance based restricted stock units in connection with the proposed merger of the Company and Virginia National.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table includes certain information with respect to the value of all previously awarded unvested restricted stock awards held by the NEOs at December 31, 2020. Neither of the NEOs own any unexercised options.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Marc J. Bogan	-		$-	-		$-
	-		$-	-		$-
	-		$-	2,598	(7)	$45,153

Christine E. Headly	1,193	(2)	$20,734	1,193	(3)	$20,734
	1,097	(4)	$19,066	1,097	(5)	$19,066
	1,030	(6)	$17,901	1,030	(7)	$17,901

Chip S. Register	-		$-	-		$-
	-		$-	-		$-
	-		$-	955	(7)	$16,598

(1)	The amounts in this column represent the number of shares of restricted stock held multiplied by the closing price of the Company’s common stock of $17.38 per share on December 31, 2020.
(2)	These shares of restricted stock were awarded on February 20, 2020 under the Stock Incentive Plan and vest in full on the third anniversary of the grant date.
(3)

These restricted stock units were awarded on February 21, 2020 under the Stock Incentive Plan and will be earned on December 31, 2021 contingent on actual performance of predefined measures and subject to accelerated vesting upon the earlier occurrence of a change in control.  Each restricted stock unit is equivalent to one share of Company common stock.

(4)	These shares of restricted stock were awarded on February 21, 2019 under the Stock Incentive Plan and vest in full on the third anniversary of the grant date.
(5)

These restricted stock units were awarded on February 21, 2019 under the Stock Incentive Plan and will be earned on December 31, 2021 contingent on actual performance of predefined measures and subject to accelerated vesting upon the earlier occurrence of a change in control.  Each restricted stock unit is equivalent to one share of Company common stock.

(6)	These shares of restricted stock were awarded on February 15, 2018 under the Stock Incentive Plan and vest in full on the third anniversary of the grant date.
(7)

These restricted stock units were awarded on February 15, 2018 under the Stock Incentive Plan and will be earned on December 31, 2020 contingent on actual performance of predefined measures. Each restricted stock unit is equivalent to one share of Company common stock.

Potential Payments Upon Termination or Change in Control

Employment Agreements and Change in Control Agreement

For a description of the payments that may be made to the Company’s NEOs upon certain termination events or upon a change in control of the Company, see “—Employment Agreement with Chief Executive Officer,” “—Employment Agreement with Chief Financial Officer,” and “Change in Control Agreement with Chief Operating Officer” above.

Equity Awards. Our restricted stock grants normally vest on the third anniversary of the date of grant, if the conditions with respect to the grants are met. In addition to any equity vesting provisions contained in the employment agreements we have with our NEOs, under the terms of their restricted stock agreements, early vesting of their restricted stock occurs upon any of the following events (as defined in the Stock Incentive Plan): (i) the occurrence of a “change in control,” (ii) the executive’s death while an employee, (iii) the executive’s disability while an employee, (iv) the executive’s retirement, or (v) the termination of the executive’s employment by the Company or a subsidiary other than for “just cause” or “cause” under circumstances where the plan committee provides for special vesting rules or restrictions and waives the otherwise applicable automatic forfeiture on cessation of employment.

Executive SERP. The benefits payable to (i) Mr. Bogan under the Executive SERP (ii) Ms. Headly under her Supplemental Executive Retirement Plan Agreement, and (iii) Mr. Register under his Supplemental Executive Retirement Plan Agreement upon termination are described under “Supplemental Executive Retirement Plan.”

The following table shows the estimated payments for the NEOs upon the described termination events or upon a change in control of the Company, based on following assumptions and not taking into account the potential effects of the pending merger between the Company and Virginia National:

•	The table assumes each termination event or the change in control occurred on December 31, 2020, and assumes a stock price of $17.38 which was the Company’s closing stock price on December 31, 2020.
•	The amounts reflected in the following table are estimates, as the actual amounts to be paid to the NEO can only be determined at the time of termination or change in control.
•	In any case where a choice of payment is permitted, the table assumes all amounts were paid in a lump sum.
•

Except as noted in the table below, at termination, an NEO is entitled to receive all amounts accrued and vested under our 401(k) Savings Plan according to the same terms as other employees participating in those plans, whose benefits are not shown in the table below.

•

The NEO is entitled to receive amounts earned during the term of employment regardless of the manner in which the NEO’s employment is terminated. These amounts include base salary, unused vacation pay, and vested stock or option awards. These amounts are not shown in the table below.

•

Except as provided in their employment agreements, the NEO generally must be employed by the Company or the Bank on December 31, 2020 in order to receive any cash award under the Management Incentive Plan for 2020. In the event a termination occurs on an earlier date, the Committee has the discretion to award the employee an annual cash incentive under the plan. Discretionary annual cash compensation payments would not typically be awarded in the event of termination by the Company for cause or termination by the NEOs without good reason.

	Termination with no Change in Control						Termination with Change in Control
Benefits & Payments Upon Termination	Death	Disability (1)	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Retirement	Change in Control with or without Termination (2)	Death	Disability	Termination without Cause or Resignation for Good Reason (3)	Termination for Cause or Resignation without Good Reason	Resignation for Other than Good Reason including Retirement
Marc J. Bogan President & Chief Executive Officer
Compensation:
Base Salary	$83,125	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-Term Incentive:
Restricted Stock Vesting	99,031	99,031	99,031	—	99,031	99,031	—	—	—	—	—
Benefits & Perquisites:
Severance:
Base Salary Continuation	—	—	665,000	—	—	—	—	—	1,509,340	—	—
Bonus Continuation	172,296	172,296	172,296	—	172,296	—	172,296	172,296	172,296	—	172,296
Health & Welfare Coverage (4)	—	—	223	—	—	—	—	—	223	—	—
Long-Term Disability	—	195	—	—	—	—	—	195	—	—	—
Paid Time Off	—	—	—	—	—	—	—	—	—	—	—
SERP	—	—	—	—	—	—	811,946	811,946	811,946	—	811,946
Total Value	$354,452	$271,522	$936,550	$—	$271,327	$99,031	$984,242	$984,437	$2,493,805	$—	$984,242

	Termination with no Change in Control						Termination with Change in Control
Benefits & Payments Upon Termination	Death	Disability (1)	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Retirement	Change in Control with or without Termination (2)	Death	Disability	Termination without Cause or Resignation for Good Reason (3)	Termination for Cause or Resignation without Good Reason	Resignation for Other than Good Reason including Retirement
Christine E. Headly Executive Vice President & Chief Financial Officer
Compensation:
Base Salary	$50,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-Term Incentive:
Restricted Stock Vesting	135,269	135,269	135,269	—	135,269	135,269	—	—	—	—	—
Benefits & Perquisites:
Severance:
Base Salary Continuation	—	—	200,000	—	—	—	—	—	—	—	—
Bonus Continuation	84,506	84,506	84,506	—	84,506	—				—
Health & Welfare Coverage (4)	—	—	200	—	—	—	—	—	—	—	—
Long-Term Disability	—	43	—	—	—	—	—	—	—	—	—
Paid Time Off	32,308	32,308	32,308	32,308	32,308	—	—	—
SERP	—	—	—	—	—	—	—	—	—	—	—
Total Value	$302,083	$252,126	$452,282	$32,308	$252,083	$135,269	$—	$—	$—	$—	$—

	Termination with no Change in Control						Termination with Change in Control
Benefits & Payments Upon Termination	Death	Disability (1)	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Retirement	Change in Control with or without Termination (2)	Death	Disability	Termination without Cause or Resignation for Good Reason (3)	Termination for Cause or Resignation without Good Reason	Resignation for Other than Good Reason including Retirement
Chip S. Register Executive Vice President & Chief Operating Officer
Compensation:
Base Salary	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-Term Incentive:
Restricted Stock Vesting	35,073	35,073	35,073	—	35,073	35,073	—	—	—	—	—
Benefits & Perquisites:
Severance:
Base Salary Continuation	—	—	—	—	—	—	—	—	895,523	—	—
Bonus Continuation	84,506	84,506	84,506	—	84,506	—	—	—	84,506	—	—
Health & Welfare Coverage (4)	—	—	—	—	—	—	—	—	—	—	—
Long-Term Disability	—	47	—	—	—	—	—	—	—	—	—
Paid Time Off	—	—	—	—	—	—	—	—	—	—	—
Retirement	—	—	—	—	—	—	—	—	58,050	—	—
SERP	—	—	—	—	—	—	—	—	7,615	—	—
Total Value	$119,579	$119,626	$119,579	$—	$119,579	$35,073	$—	$—	$1,045,694	$—	$—

(1)	Assumes disability continues through retirement age of 65.
(2)	These benefits are received upon a change in control whether or not the NEO is terminated in connection with the change in control.
(3)	These amounts may be reduced in order to avoid excess parachute payments under Section 280G of the Internal Revenue Code, in accordance with the executive’s agreement.
(4)	Represents the difference between the NEO’s premium payments and the Company’s premium payments for continued health and welfare coverage.

Compensation of Directors

Retainer and Meeting Fees. Each non-employee director received an annual retainer of $5,000 for board service during 2020. Non-employee directors of The Fauquier Bank received an annual retainer of $5,000 for The Fauquier Bank board service during 2020. The chairman received a retainer from the Company of $29,500 during 2020, but did not receive a retainer from The Fauquier Bank. Annual retainers are pro-rated at one half for any director who does not serve after an annual meeting of shareholders. For 2020, all board meetings were joint meetings of Fauquier and The Fauquier Bank, and the fee paid to non-employee directors was $800 per meeting. Non-employee directors of the Company and The Fauquier Bank received committee fees of $300 for each committee meeting attended. Committee chairmen for the audit, compensation and benefits, and enterprise risk management committees received $800 for each committee meeting they chaired. Committee chairmen for the governance and nominating committees received $400 for each committee meeting they chaired. The chairman of the Company receives a committee fee only if he chairs the committee.

Equity Compensation. During 2020, the Company granted restricted stock to non-employee directors under the Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan, which was approved by shareholders at Fauquier’s 2019 annual meeting. The number of shares of restricted stock granted to each director was calculated by dividing $10,000 by the closing price of the Company’s common stock on the day prior to the day the compensation and benefits committee made the grant determination.

The compensation and benefits committee believes that granting restricted stock as part of director compensation better aligns the directors’ and shareholders’ long-term interest in a way that cannot be accomplished through cash compensation, and increases director ownership of the Company’s shares in an appropriate manner. On February 20, 2020, 477 shares of restricted stock were awarded to each non-employee director continuing in office after the 2020 annual meeting. The shares automatically vested on such date but are subject to transferability restrictions that lapse on the third anniversary of the grant date.  On February 1, 2021, 539 shares of restricted stock were awarded to each non-employee director.  The shares automatically vested on such date but are subject to transferability restrictions that lapse on the third anniversary of the grant date or, for any director that does not serve on the Board of Directors of Virginia National following the effectiveness of the Merger, that lapse upon the effectiveness of the Merger.

The following table provides compensation information for the year ended December 31, 2020 for each non-employee director.  Mr. Bogan is an employee director and does not receive separate compensation for serving on the Board.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
John B. Adams, Jr.	$40,367	$9,993	$50,360
Kevin T. Carter	27,300	9,993	37,293
Donna D. Flory	28,800	9,993	38,793
Randolph D. Frostick	31,500	9,993	41,493
Jay B. Keyser	34,600	9,993	44,593
Randolph T. Minter	31,300	9,993	41,293
Brian S. Montgomery	32,100	9,993	42,093
P. Kurtis Rodgers	34,200	9,993	44,193
Sterling T. Strange, III	31,800	9,993	41,793

(1)	Because each director also serves on The Fauquier Bank’s board of directors, the amounts reported in this table reflect compensation for board services paid by the Company and The Fauquier Bank.
(2)

Reflects the grant date fair value of the restricted stock award granted to each non-employee director on February 20, 2020 under the Company’s stock incentive plan calculated in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company

The Company has a Stock Ownership Policy which requires all directors to acquire within five years of becoming a director and retain a minimum of 5,000 shares of the Company’s common stock. The policy requires that within five years of being named executive officers, the Chief Executive Officer must retain a minimum of 25,000 shares and other NEOs must retain a minimum of 15,000 shares of common stock.

For purposes of the following tables, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if the person has the right to acquire beneficial ownership of the security within 60 days. All shares of common stock indicated in the below tables are subject to the sole investment and voting power of the identified person except as otherwise set forth in the footnotes, except that shares of restricted stock over which an individual has sole voting power but does not have investment power until transferability restrictions have lapsed, are not specifically identified.

The following table sets forth, as of March 1, 2021, the number and percentage of shares of Company common stock held by each director and nominee for director of the Company, each of the NEOs and all directors and executive officers of the Company as a group.

Name of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership		Percent of Class
John B. Adams, Jr.	26,078		*
Marc J. Bogan	22,026		*
Kevin T. Carter	6,276	(1)	*
Donna D. Flory	5,908	(2)	*
Randolph D. Frostick	9,115		*
Christine E. Headly	8,985	(3)	*
Jay B. Keyser	9,875	(4)	*
Randolph T. Minter	39,848		1.05%
Brian S. Montgomery	41,136	(5)	1.08%
Chip S. Register	9,838		*
P. Kurtis Rodgers	12,345		*
Sterling T. Strange, III	8,524		*

All directors and executive officers as a group (12 persons)	199,954		5.25%

*	Percentage ownership is less than one percent of the outstanding shares of common stock.
(1)	Includes 2,724 shares held jointly with spouse, over which Mr. Carter shares voting and investment power.
(2)	Includes 3,965 shares held jointly with spouse, over which Ms. Flory shares voting and investment power.
(3)

Includes (i) 657 shares held jointly with spouse, over which Ms. Headly shares voting and investment power; and (ii) 2,290 shares that are restricted stock holdings. The restricted shares are subject to a vesting schedule, forfeiture risk and other restrictions.

(4)	Includes 8,398 shares held in the Jay B. Keyser Revocable Trust, over which Mr. Keyser shares voting and investment power with spouse.
(5)	Includes 10,376 shares held jointly with spouse, over which Mr. Montgomery shares voting and investment power.

The following table sets forth, as of March 1, 2021, the number and percentage of shares of Company common stock beneficially held by persons known by the Company to be the owners of more than 5% of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	294,000 (1)	7.72%
Ategra Community Financial Institution Fund, L.P. Jonathan Holtaway 8229 Boone Blvd., Suite 305 Vienna, VA 22182	351,331 (2)	9.23%
Daniel R. Long, III, CFA 588 Eagle Watch Lane Osprey, FL 34229	257,549 (3)	6.76%

(1)

Based on a Schedule 13G/A filed with the SEC on January 21, 2021 by Royce & Associates, LLC (“Royce”). Pursuant to the Schedule 13G/A, as of December 31, 2020, Royce was the beneficial owner of 294,000 shares of the Company’s common stock and had sole voting power and sole investment power with respect to all 294,000 shares.

(2)

Based on a Schedule 13D filed with the SEC on January 29, 2021 by (i) Ategra Community Financial Institution Fund, L.P. (“ACFIF”), (ii) Ategra GP, LLC (“AGP”), (iii) Ategra Capital Management, LLC (“ACM”), (iv) Jonathan Holtaway, and (v) Jacques Rebibo. Pursuant to the Schedule 13D, as of January 29, 2021, ACFIF, AGP, ACM and Mr. Holtaway were each the beneficial owners of 349,331 shares of the Company’s common stock and had shared voting power and shared investment power with respect to all 349,331 shares. The Schedule 13D also states that, as of such date, Jacques Rebibo was the beneficial owner of 351,331 shares of the Company’s common stock, had sole voting and sole investment power with respect to 2,000 shares, and had shared voting power and shared investment power with respect to 349,331 shares.

(3)

Based on a Schedule 13D/A filed with the SEC on October 9, 2019 by Daniel R. Long, III, CFA. Pursuant to the Schedule 13D/A, as of October 8, 2019, Mr. Long was the beneficial owner of 257,549 shares of the Company’s common stock and had sole voting power and sole investment power with respect to 252,549 shares and only investment power with respect to certain other shares held by family members of Mr. Long.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,705	(1)	$20.05	66,553
Total	17,705		$20.05	66,553
(1)	Consists of shares underlying performance-based stock units that were granted under the Amended and Restated Stock Incentive Plan approved by shareholders May 21, 2019.

For additional information concerning the material features of the Company’s equity compensation plans refer to Note 12 of the Company’s Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Pursuant to our Code of Business Conduct and Ethics, all directors (including our NEOs) are prohibited from being a consultant to (excluding an attorney), a director, officer, or employee of, or otherwise operate, another bank or financial institution that markets products or services in competition with the Bank. Our Chief Executive Officer implements our Code of Business Conduct and Ethics and is responsible for overseeing compliance with the Code of Business Conduct and Ethics.

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with executive officers, directors, their immediate families and affiliated companies in which they are principal shareholders. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Independence of the Directors

A majority of the directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market LLC and the Board has determined that these independent directors have no relationships with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent directors are Messrs. Adams, Carter, Frostick, Keyser, Minter, Montgomery, Rodgers, Strange and Ms. Flory. In determining the independence of the directors, the Board considered that Vanderpool, Frostick and Nishanian, P.C., a law firm of which Mr. Frostick is a partner and shareholder, has been engaged by The Fauquier Bank for legal services. During 2020, the firm was paid $16,520 for its services. After considering this relationship, the Board concluded that Mr. Frostick is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm, Brown Edwards, billed the following fees for services provided to the Company for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit fees (1)	$96,904	$101,813
Audit-related fees (2)	27,700	26,000
Tax fees	-	-
All other fees	-	-
Total	$124,604	$127,813

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC. For 2019, audit fees also include an attestation report on internal controls under SEC rules.
(2)	Audit-related fees consist of employee benefit plan audits, Housing and Urban Development audits, and audits of the Federal Family Education Loan Program.

Pre-Approval Policies

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accounting firm. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Mr. Keyser, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Reorganization, dated as of October 1, 2020, between Virginia National Bankshares Corporation and Fauquier Bankshares, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 2, 2020.

3.1	Articles of Incorporation of Fauquier Bankshares, Inc., as amended, incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2010.

3.2	Bylaws of Fauquier Bankshares, Inc., as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K filed April 20, 2020.

4.1	Description of Fauquier Bankshares, Inc.’s Securities, incorporate by reference to Exhibit 4.1 to Form 10-K filed March 6, 2020.

10.1	Fauquier Bankshares, Inc. Director Deferred Compensation Plan, as adopted effective May 1, 1995, incorporated by reference to Exhibit 4.C to Form S-8 filed October 15, 2002.

10.2*

Fauquier Bankshares, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2019, filed on April 12, 2019).

10.3*	Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 99.0 to Form S-8 filed August 21, 2009.

10.3.1*	Form of Incentive Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 15, 2010.

10.3.2*	Form of Nonstatutory Stock Option Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 15, 2010.

10.3.3*	Form of Restricted Stock Award Agreement relating to Fauquier Bankshares, Inc. Stock Incentive Plan , incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 15, 2010.

10.4*	Employment Agreement, dated June 6, 2016, between Fauquier Bankshares, Inc., The Fauquier Bank, and Marc J. Bogan, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed June 7, 2016.

10.5*

Employment Agreement, dated February 8, 2017, between Fauquier Bankshares, Inc., The Fauquier Bank, and Christine E. Headly, incorporated by reference to Exhibit 10.21 to Form 8-K/A filed February 13, 2017.

10.6*	Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated October 21, 2010, incorporated by reference to Exhibit 10.15 to Form 10-Q filed November 8, 2010.

10.6.1*	Form of Participation Agreement for Fauquier Bankshares, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15.1 to Form 10-Q filed November 8, 2010.

10.7*

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

99.1

Form of Affiliate Agreement, dated as of September 30, 2020, by and among Virginia National Bankshares Corporation, Fauquier Bankshares, Inc., and certain shareholders of Fauquier Bankshares, Inc, incorporated by reference to Exhibit 99.1 to Form 8-K filed October 2, 2020.

99.2

Form of Affiliate Agreement, dated as of September 30, 2020, by and among Virginia National Bankshares Corporation, Fauquier Bankshares, Inc., and certain shareholders of Virginia National Bankshares Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K filed October 2, 2020.

101

The following materials from the Company’s 10-K Report for the period ended December 31, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

*Indicates management contract

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAUQUIER BANKSHARES, INC.
(Registrant)

By:	/s/ Marc J. Bogan
Marc J. Bogan
President & Chief Executive Officer
Dated: March 26, 2021

By:	/s/ Christine E. Headly
Christine E. Headly
Executive Vice President & Chief Financial Officer
Dated: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John B. Adams, Jr.	Chairman, Director	March 26, 2021
John B. Adams, Jr.

/s/ Randolph T. Minter	Vice Chairman, Director	March 26, 2021
Randolph T. Minter

/s/ Marc J. Bogan	President & Chief Executive Officer, Director	March 26, 2021
Marc J. Bogan	(Principal Executive Officer)

/s/ Christine E. Headly	Executive Vice President & Chief Financial Officer	March 26, 2021
Christine E. Headly	(Principal Financial and Accounting Officer)

/s/ Kevin T. Carter	Director	March 26, 2021
Kevin T. Carter

/s/ Donna D. Flory	Director	March 26, 2021
Donna D. Flory

/s/ Randolph D. Frostick	Director	March 26, 2021
Randolph D. Frostick

/s/ Jay B. Keyser	Director	March 26, 2021
Jay B. Keyser

/s/ Brian S. Montgomery	Director	March 26, 2021
Brian S. Montgomery

/s/ P. Kurt Rodgers	Director	March 26, 2021
P. Kurt Rodgers

/s/ Sterling T. Strange III	Director	March 26, 2021
Sterling T. Strange III